Form 10-Q
period 1993-12-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO (PRED)
filed 1994-02-14
CIK 225998, 104880

______________________________________________________________________________
______________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1993, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
- ----------  ------------------------------     -------------    --------------
001-11227   Washington Energy Company           Washington        91-1005304
000-951     Washington Natural Gas Company      Washington        91-1005303

Address of Principal Executive Offices                      Zip Code
- --------------------------------------                      --------
           815 Mercer Street                                  98109

              Registrants' Telephone Number, Including Area Code
              --------------------------------------------------
                                 (206) 622-6767

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days Yes  X   No ___.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


                                                                Outstanding
        Registrant                   Title of Stock          December 31, 1993
- ------------------------------       --------------          -----------------
Washington Energy Company             $5 par value               23,417,769

Washington Natural Gas Company        $5 par value               10,587,921


______________________________________________________________________________
______________________________________________________________________________

                                 INTRODUCTION


Washington Energy Company ("Company") or ("Washington Energy"), incorporated under the laws of the State of Washington, is a holding company exempt from the provisions of the Public Utility Holding Company Act of 1935 except Sec-tion 9(a)(2) thereof. It is the parent of Washington Natural Gas Company ("Washington Natural"), a natural gas distribution company incorporated under the laws of the State of Washington. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

                                    INDEX
                                                                         Page

PART I - FINANCIAL INFORMATION                                              4

Item 1.  Condensed Financial Statements                                     4

           Consolidated Condensed Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for September 30, 1993 Balance Sheets, which have been audited.)

             Consolidated Statements of Income -
              Three Months Ended December 31, 1993
              and 1992                                                      5

             Consolidated Condensed Balance Sheets -
              December 31, 1993, September 30, 1993
              and December 31, 1992                                         6

             Consolidated Condensed Statements of
              Capitalization - December 31, 1993 and 1992                   8

             Consolidated Condensed Statements of
              Cash Flows - Three Months Ended
              December 31, 1993 and 1992                                    9

             Consolidated Statements of Shareholders'
              Earnings Reinvested in the Business and
              Premium on Capital Stock - Three Months
              Ended December 31, 1993 and 1992                             10

           Condensed Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1993
            Balance Sheets, which  have been audited.)

             Statements of Income -
              Three Months Ended December 31,
              1993 and 1992                                                11

                                                                         Page

             Condensed Balance Sheets -
              December 31, 1993, September 30, 1993
              and December 31, 1992                                        12

             Condensed Statements of Capitalization -
              December 31, 1993 and 1992                                   14

             Condensed Statements of Cash Flows -
              Three Months Ended December 31,
              1993 and 1992                                                15

             Statements of Shareholder's Earnings
              Reinvested in the Business and Premium
              on Capital Stock - Three Months Ended
              December 31, 1993 and 1992                                   16


         Notes to Condensed Financial Statements
           (Unaudited)                                                     17


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Unaudited)                 19


Part II - OTHER INFORMATION                                                22


Signatures                                                                 23

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


The condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Secur-ities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                     (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                              1993       1992
                                                            --------  --------
<F>
OPERATING REVENUES:
  Utility sales of gas                                      $129,639  $108,901
  Merchandise, conservation products
   and other                                                  17,104    20,537
  Oil and natural gas operations                               6,510     6,686
                                                            --------  --------
      Total operating revenues                               153,253   136,124

OPERATING EXPENSES:
  Purchases of gas                                            75,321    52,631
  Utility operations and maintenance                          16,975    16,664
  Other operations                                            16,405    18,674
  Depreciation, depletion and amortization                    10,350     9,230
  General taxes                                               11,844     9,631
  Federal income taxes                                         4,967     6,516
                                                            --------  --------
      Total operating expenses                               135,862   113,346
                                                            --------  --------
OPERATING INCOME                                              17,391    22,778
Other income (expense), net
  Preferred dividend requirement -
   Washington Natural Gas Company                               (617)     (654)
  Other                                                          342      (224)
                                                            --------  --------
      Gross income                                            17,116    21,900

INTEREST CHARGES:
  Interest on long-term debt                                   7,535     6,522
  Interest on short-term debt                                    798     1,071
  Interest capitalized                                          (135)     (133)
  Other interest charges                                         608       146
                                                            --------  --------
      Total interest charges                                   8,806     7,606
                                                            --------  --------
INCOME FROM CONTINUING OPERATIONS                              8,310    14,294

DISCONTINUED OPERATIONS
  Loss from operations, net of income tax                          -      (713)
                                                            --------  --------
NET INCOME                                                     8,310    13,581

DIVIDENDS ON PREFERRED STOCK                                       9        26
EXCESS PREMIUM - PREFERRED REDEMPTION                            673         -
                                                            --------  --------
EARNINGS ON COMMON STOCK                                    $  7,628  $ 13,555
                                                            ========  ========
EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations                                $    .33  $    .63
  From discontinued operations                                     -      (.03)
                                                            --------  --------
  Earnings per common share                                 $    .33  $    .60
                                                            ========  ========
  Dividends per common share outstanding                    $    .25  $    .35
  Average common shares outstanding                           23,333    22,591


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
     CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 31, 1993 (Unaudited),
              SEPTEMBER 30, 1993 AND DECEMBER 31, 1992 (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS



                                               December    September    December
                                               31, 1993     30, 1993    31, 1992
                                             -----------   ----------   --------

<F>
PROPERTY, PLANT AND EQUIPMENT:
  Utility plant, at original cost             $  912,382   $  888,944   $830,189
  Oil and gas (on full cost method),
  coal and other                                 271,432      258,304    246,921
  Accumulated provisions
   for depreciation,
   depletion and amortization                   (306,462)    (295,755)  (278,199)
                                              ----------   ----------   --------
      Net property, plant and equipment          877,352      851,493    798,911


CURRENT ASSETS:
  Cash and cash equivalents                        3,918       13,049      4,350
  Accounts receivable, net                        50,089       20,868     55,136
  Unbilled revenue                                30,012       11,072     27,487
  Federal income taxes                             8,025       15,354      1,498
  Purchased gas receivable                        17,083       23,869     24,291
  Materials and supplies, at average cost         35,007       40,779     38,742
                                              ----------   ----------   --------
      Total current assets                       144,134      124,991    151,504


OTHER ASSETS AND DEFERRED CHARGES:
  Utility tax asset                               18,767       18,767     17,004
  Deferred charges and other                      52,408       40,805     21,434
                                              ----------   ----------   --------
      Total other assets and deferred charges     71,175       59,572     38,438
                                              ----------   ----------   --------
      Total assets                            $1,092,661   $1,036,056   $988,853
                                              ==========   ==========   ========


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
              DECEMBER 31, 1993 (Unaudited), SEPTEMBER 30, 1993 AND
                           DECEMBER 31, 1992 (Unaudited)
                             (Thousands of Dollars)



                         CAPITALIZATION AND LIABILITIES


                                                December    September   December
                                                31, 1993    30, 1993    31, 1992
                                             -----------   ----------   --------

<F>
CAPITALIZATION (see statements):
  Common shareholders' interest              $  319,228    $  322,931   $336,916
  Preferred stock                                60,000        17,300     27,548
  Long-term debt                                353,260       353,400    276,540
                                             ----------    ----------   --------
      Total capitalization                      732,488       693,631    641,004


CURRENT LIABILITIES:
  Notes payable and commercial paper            123,638       145,498    111,937
  Current sinking fund requirements
   and debt maturities                              280         5,528     14,460
  Accounts payable                               70,598        44,484     76,448
  Other current liabilities                      27,554        19,500     25,866
  Accrued taxes                                  15,863        14,198     11,904
                                             ----------    ----------   --------
      Total current liabilities                 237,933       229,208    240,615


DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes              87,398        78,688     69,592
  Other utility tax liabilities                  13,139        13,139     16,985
  Unamortized investment tax credits             10,715        10,913     11,511
  Contributions in aid of construction           10,651        10,113      8,752
  Other                                             337           364        394
                                             ----------    ----------   --------
      Total deferred credits and
       other liabilities                        122,240       113,217    107,234
                                             ----------    ----------   --------
      Total capitalization and liabilities   $1,092,661    $1,036,056   $988,853
                                             ==========    ==========   ========


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                           DECEMBER 31, 1993 AND 1992
                             (Thousands of Dollars)
                                  (Unaudited)

                                                              1993      1992
                                                            --------  --------
<F>
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;                               $117,089  $115,067
   authorized 50,000,000 shares,
   outstanding 23,417,769 and 23,013,495 shares
  Premium on common stock                                    197,734   193,170
  Shareholders' earnings reinvested
   in the business                                             4,405    28,679
                                                            --------  --------
      Total common shareholders' interest                    319,228   336,916


PREFERRED STOCK:                             Shares
  Cumulative; authorized:                Outstanding at
    1,000,000 shares of $100 par           December 31,
    value and 4,000,000 shares         ------------------
    of $25 par value                      1993     1992
                                       =========  =======
    5%,      Series A, $100 par value       -      22,000          -     2,200
    6%,      Series B, $100 par value       -      24,480          -     2,448
    8-7/8%,  Series C, $100 par value       -      31,000          -     3,100
    8-3/4%,  Series F, $100 par value       -      50,000          -     5,000
    8-3/4%,  Series I, $25 par value        -     800,000          -    20,000
    7.45%,   Series II, $25 par value  2,400,000     -        60,000       -

  Less sinking-fund requirements
     included in current liabilities                               -    (5,200)
                                                            --------  --------
      Total preferred stock                                   60,000    27,548

LONG-TERM DEBT:
  First Mortgage Bonds
    6-7/8%  due 1993                                               -     3,980
    12%     due 1993                                               -     5,000
    9.96%   due 1995                                          40,000    40,000
    8-7/8%  due 1996                                           3,200     3,340
    8.80%   due 1996                                          25,000    25,000
    8-1/8%  due 1997                                           3,340     3,480
    10-1/4% due 1997                                          30,000    30,000
    9.57%   due 2020                                          25,000    25,000
    9.60%   due 2000                                          25,000    25,000
    Secured Medium-Term Notes, Series A
      5.55% and 5.67% due 1995                                20,000    20,000
      8.25% due 1998                                          11,000    11,000
      7.08% due 1999                                          10,000    10,000
      8.51% through 8.55% due 2001                            19,000    19,000
      7.53% and 7.91% due 2002                                30,000    30,000
      8.25% through 8.40% due 2022                            35,000    35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                            28,000         -
      6.07% and 6.10% due 2004                                18,500         -
      6.51% and 6.53% due 2008                                 4,500         -
      6.83% and 6.90% due 2013                                13,000         -
      7.19%   due 2023                                        13,000         -
                                                            --------  --------
                                                             353,540   285,800
  Less sinking-fund requirements and
   maturities included in current liabilities                   (280)   (9,260)
                                                            --------  --------
      Total long-term debt                                   353,260   276,540
                                                            --------  --------
TOTAL CAPITALIZATION                                        $732,488  $641,004
                                                            ========  ========


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
              THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                            (Thousands of Dollars)
                                  (Unaudited)



                                                              1993      1992
                                                            --------  --------
<F>
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income from continuing operations                     $  8,310  $ 14,294
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                  10,439     9,322
    Provision for uncollectible accounts receivable              494       462
    Increase (decrease) in:
      Federal income tax payable
      - Current                                                7,329     4,055
      - Deferred                                               2,569     3,767
      Accounts receivable                                    (41,869)  (68,979)
      Accounts payable                                        26,114    36,731
      Materials and supplies                                   5,772    (2,502)
      Deferred charges                                        (5,660)   (1,895)
      Other assets and liabilities                             3,586     4,740
    Other                                                      1,665       784
                                                            --------  --------
      Total adjustments                                       10,439   (13,515)
                                                            --------  --------
      Net cash provided by operating activities               18,749       779

CASH FLOW USED IN INVESTING ACTIVITIES:
  Utility plant additions                                     23,565    21,733
  Proceeds from disposition                                     (201)        -
  Coal, oil and gas, and other property expenditures          13,329     8,878
                                                            --------  --------
      Net cash used in investing activities                   36,693    30,611

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       1,911    64,153
  Proceeds from financing (reductions of):
    Preferred stock                                           58,930         -
    Commercial paper                                         (21,860)   (9,173)
    Bank loans, net                                                -   (17,100)
  Redemptions and repurchases
    Preferred stock                                          (23,222)        -
    Long-term debt                                              (140)     (140)
  Cash dividend payments
    Common                                                    (5,831)   (8,014)
    Preferred                                                     (9)        -
                                                            --------  --------
      Net cash provided by
       financing activities                                    9,779    29,726
                                                            --------  --------

Net cash used in continuing operations                        (8,165)     (106)
Net cash used in discontinued operations                        (966)     (956)
                                                            --------  --------
Net decrease in cash and cash equivalents                     (9,131)   (1,062)
  Beginning cash and cash equivalents                         13,049     5,412
                                                            --------  --------
  Ending cash and cash equivalents                          $  3,918  $  4,350
                                                            ========  ========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION -
    Cash paid (received) during the period for:
      Interest (net of amount capitalized)                  $  6,269  $  2,507
      Income taxes                                            (4,713)   (1,129)


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS
             REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1993 AND 1992
                             (Thousands of Dollars)
                                  (Unaudited)



                                                              1993      1992
                                                            --------  --------

<F>
Balance at beginning of period                              $  8,457  $ 31,193
  Net income                                                   8,310    13,581
  Excess premium - preferred redemption                         (673)        -
  Cash dividends on capital stock:
    Common stock                                             (11,680)  (16,069)
    Preferred stock -
           5%, Series A                                           (3)       (8)
           6%, Series B                                           (1)       (4)
       8-7/8%, Series C                                           (5)      (14)
                                                            --------  --------
Balance at end of period                                    $  4,405  $ 28,679
                                                            ========  ========



              CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                              1993      1992
                                                            --------  --------

Balance at beginning of period                              $197,917  $145,075
  Excess of proceeds over par value
   of common stock issued by public
   offering, less expense of sale                                  -    46,543
  Excess of cost over par value
   of preferred stock reacquired                                (492)        -
  Excess of purchase price over par
   value of shares of common stock
   issued under the employee stock
   purchase and option plans                                     335       407
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Rein-
   vestment and Stock Purchase Plan                            1,070     1,385
  Common and preferred stock expense                          (1,096)     (240)
                                                            --------  --------
Balance at end of period                                    $197,734  $193,170
                                                            ========  ========


                        WASHINGTON NATURAL GAS COMPANY
                             STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                            (Thousands of Dollars)
                                 (Unaudited)

                                                              1993      1992
                                                            --------  --------
<F>
OPERATING REVENUES:
  Sales of gas                                              $129,639  $108,901
  Merchandise and conservation products                        2,631    18,961
                                                            --------  --------
      Total operating revenues                               132,270   127,862

OPERATING EXPENSES:
  Purchases of gas                                            75,321    52,895
  Utility operations and maintenance                          16,975    16,664
  Other operations                                               432    15,192
  Depreciation                                                 7,531     7,033
  General taxes                                               10,381     8,857
  Federal income taxes                                         4,443     6,469
                                                            --------  --------
      Total operating expenses                               115,083   107,110
                                                            --------  --------
OPERATING INCOME                                              17,187    20,752
OTHER EXPENSE, NET                                              (270)     (380)
                                                            --------  --------
      Gross income                                            16,917    20,372

INTEREST CHARGES:
  Interest on long-term debt                                   7,263     6,255
  Interest on short-term debt                                     (3)      374
  Amortization of debt discount and expense                       89        91
  Other interest charges                                         361        25
                                                            --------  --------
      Total interest charges                                   7,710     6,745
                                                            --------  --------
NET INCOME                                                     9,207    13,627
DIVIDENDS ON PREFERRED STOCK                                     626       682
                                                            --------  --------
EARNINGS ON COMMON STOCK                                    $  8,581  $ 12,945
                                                            ========  ========


                         WASHINGTON NATURAL GAS COMPANY
           CONDENSED BALANCE SHEETS - DECEMBER 31, 1993, (Unaudited)
             SEPTEMBER 30, 1993 AND DECEMBER 31, 1992 (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS

                                                  December   September  December
                                                  31, 1993   30, 1993   31, 1992
                                                  --------   --------   --------

<F>
UTILITY PLANT, at original cost                   $912,381   $888,944   $830,189
  Accumulated provision for depreciation          (223,193)  (215,474)  (201,240)
                                                  --------   --------   --------
      Net utility plant                            689,188    673,470    628,949


RECEIVABLES FROM AFFILIATED COMPANIES               10,588      4,459      3,071


CURRENT ASSETS:
  Cash and cash equivalents                            965      9,773      2,813
  Accounts receivable, net                          82,953     52,007     93,663
  Materials and supplies, at average cost           32,405     39,606     37,395
                                                  --------   --------   --------
      Total current assets                         116,323    101,386    133,871


OTHER ASSETS AND DEFERRED CHARGES:
  Utility tax asset                                 18,767     18,767     17,004
  Deferred charges and other                        42,466     36,434     18,950
                                                  --------   --------   --------
      Total other assets and deferred charges       61,233     55,201     35,954
                                                  --------   --------   --------
      Total assets                                $877,332   $834,516   $801,845
                                                  ========   ========   ========


                                  (Continued)

                        WASHINGTON NATURAL GAS COMPANY
           CONDENSED BALANCE SHEETS - DECEMBER 31, 1993 (Unaudited),
            SEPTEMBER 30, 1993 AND DECEMBER 31, 1992 (Unaudited)
                            (Thousands of Dollars)



                        CAPITALIZATION AND LIABILITIES


                                                  December   September  December
                                                  31, 1993   30, 1993   31, 1992
                                                  --------   --------   --------

<F>
CAPITALIZATION (see statements):
  Common shareholder's interest                   $261,992   $262,334   $266,402
  Preferred stock                                   60,000     17,300     27,600
  Long-term debt                                   353,260    353,400    276,540
                                                  --------   --------   --------
      Total capitalization                         675,252    633,034    570,542


CURRENT LIABILITIES:
  Current sinking fund requirements
   and debt maturities                                 280      5,580     14,560
  Accounts payable                                  33,185     27,489     47,148
  Other current liabilities                         13,680     11,204     15,384
  Accrued taxes                                     11,733     10,755      9,858
                                                  --------   --------   --------
      Total current liabilities                     58,878     55,028     86,950


PAYABLES TO AFFILIATED COMPANIES                    44,852     49,809     57,010


DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                 63,845     62,480     50,095
  Other utility tax liabilities                     13,139     13,139     16,985
  Unamortized investment tax credits                10,715     10,913     11,511
  Contributions in aid of construction              10,651     10,113      8,752
                                                  --------   --------   --------
      Total deferred credits and
       other liabilities                            98,350     96,645     87,343
                                                  --------   --------   --------
      Total capitalization and liabilities        $877,332   $834,516   $801,845
                                                  ========   ========   ========


                         WASHINGTON NATURAL GAS COMPANY
                     CONDENSED STATEMENTS OF CAPITALIZATION
                           DECEMBER 31, 1993 AND 1992
                             (Thousands of Dollars)
                                  (Unaudited)

                                                              1993      1992
                                                            --------  --------

<F>
COMMON SHAREHOLDER'S INTEREST:
  Common stock, $5 par value;                               $ 52,940  $ 51,656
   authorized 25,000,000 shares,
   outstanding 10,587,921 and 10,331,135 shares
  Premium on common stock                                    161,596   156,484
  Shareholder's earnings reinvested
    in the business                                           47,456    58,262
                                                            --------  --------
      Total common shareholder's interest                    261,992   266,402

                                               Shares
PREFERRED STOCK:                           Outstanding at
  Cumulative; authorized:                   December 31,
   1,000,000 shares of $100 par        --------------------
   value and 4,000,000 shares             1993        1992
   of $25 par value -                  =========    =======
     5%,     Series A, $100 par value       -        22,000        -     2,200
     6%,     Series B, $100 par value       -        26,000        -     2,600
     8-7/8%, Series C, $100 par value       -        31,000        -     3,100
     8-3/4%, Series F, $100 par value       -        50,000        -     5,000
     8-3/4%, Series I, $25 par value        -       800,000        -    20,000
     7.45%,  Series II, $25 par value  2,400,000       -      60,000         -

  Less sinking-fund requirements
   included in current liabilities                                 -    (5,300)
                                                             -------   -------
      Total preferred stock                                   60,000    27,600


LONG-TERM DEBT:
  First Mortgage Bonds
    6-7/8%  due 1993                                               -     3,980
    12%     due 1993                                               -     5,000
    9.96%   due 1995                                          40,000    40,000
    8-7/8%  due 1996                                           3,200     3,340
    8.80%   due 1996                                          25,000    25,000
    8-1/8%  due 1997                                           3,340     3,480
    10-1/4% due 1997                                          30,000    30,000
    9.57%   due 2020                                          25,000    25,000
    9.60%   due 2000                                          25,000    25,000
    Secured Medium-Term Notes, Series A
      5.55% and 5.67% due 1995                                20,000    20,000
      8.25% due 1998                                          11,000    11,000
      7.08% due 1999                                          10,000    10,000
      8.51% to 8.55% due 2001                                 19,000    19,000
      7.53% and 7.91% due 2002                                30,000    30,000
      8.25% to 8.40% due 2022                                 35,000    35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                            28,000         -
      6.07% and 6.10% due 2004                                18,500         -
      6.51% and 6.53% due 2008                                 4,500         -
      6.83% and 6.90% due 2013                                13,000         -
      7.19% due 2023                                          13,000         -
                                                            --------  --------
                                                             353,540   285,800
  Less sinking-fund requirements and
   debt maturities included in current liabilities              (280)   (9,260)
                                                            --------  --------
      Total long-term debt                                   353,260   276,540
                                                            --------  --------
TOTAL CAPITALIZATION                                        $675,252  $570,542
                                                            ========  ========


                         WASHINGTON NATURAL GAS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                             (Thousands of Dollars)
                                  (Unaudited)



                                                              1993      1992
                                                            --------  --------
<F>
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                $  9,207  $ 13,627

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                              7,620     7,124
    Provision for uncollectible accounts receivable              494       460
    Increase (decrease) in:
      Federal income tax payable (receivable)
        -Current                                                (683)    5,335
        -Deferred                                              1,167       937
      Accounts receivable                                    (36,886)  (58,635)
      Accounts payable                                        17,950    26,102
      Materials and supplies                                   7,201    (2,432)
      Deferred charges                                        (6,032)   (1,400)
      Other assets and liabilities                             3,509     4,749
    Other                                                        584       609
                                                            --------  --------
      Total adjustments                                       (5,076)  (17,151)
                                                            --------  --------
      Net cash provided by (used in)
       operating activities                                    4,131    (3,524)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Utility plant additions                                     23,565    21,733


CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       1,697    57,757
  Proceeds from debt financing (reductions of):
    Preferred stock                                           58,930         -
    Commercial paper                                         (17,211)   (3,526)
    Bank loans, net                                                -   (17,100)
  Redemptions and repurchases
    Preferred stock                                          (23,399)        -
    Long-term debt                                              (140)     (140)
  Cash dividend payments
    Common                                                    (8,420)   (9,771)
    Preferred                                                   (831)     (651)
                                                            --------  --------
      Net cash provided by
       financing activities                                   10,626    26,569
                                                            --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (8,808)    1,312
BEGINNING CASH AND CASH EQUIVALENTS                            9,773     1,501
                                                            --------  --------
ENDING CASH AND CASH EQUIVALENTS                            $    965  $  2,813
                                                            ========  ========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest (net of amount capitalized)                    $  5,262  $  1,721
    Income taxes                                               4,072       393


                         WASHINGTON NATURAL GAS COMPANY
                      STATEMENTS OF SHAREHOLDER'S EARNINGS
             REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1993 AND 1992
                             (Thousands of Dollars)
                                  (Unaudited)


                                                              1993      1992
                                                            --------  --------

<F>
Balance at beginning of period                              $ 48,094  $ 55,088

  Net income                                                   9,207    13,627
  Excess premium - preferred redemption                         (798)        -
  Cash dividends declared:
    Common stock                                              (8,420)   (9,771)
    Cumulative preferred stock -
           5%, Series A                                           (9)      (28)
           6%, Series B                                          (13)      (38)
       8-7/8%, Series C                                          (23)      (69)
       8-3/4%, Series F                                          (22)     (109)
       8-3/4%, Series I                                          (88)     (438)
        7.45%, Series II                                        (472)        -
                                                            --------  --------
Balance at end of period                                    $ 47,456  $ 58,262
                                                            ========  ========





                     STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                              1993      1992
                                                            --------  --------

Balance at beginning of period                              $161,618  $108,186
  Excess of proceeds over par value
   of common stock issued to parent
   company, less expense of sale                                   -    46,714
  Excess of cost over par value of
   preferred stock reacquired                                   (331)        -
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Employee Stock Purchase Plan                                  180       179
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Dividend Reinvestment and Stock
   Purchase Plan                                               1,209     1,533
  Common and preferred stock expense                          (1,080)     (128)
                                                            --------  --------
Balance at end of period                                    $161,596  $156,484
                                                            ========  ========

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


 1. The consolidated financial statements include the accounts of Washington Energy Company, and its wholly-owned subsidiaries, after elimination of intercompany items and transactions: Washington Natural Gas Company; Thermal Efficiency, Inc.; Washington Energy Resources Company ("Resources") and its wholly-owned subsidiaries; ThermRail, Inc.; WECO Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc. and its wholly-owned subsidiary; Holdings Northwest, Inc.; and Washington Energy Services Company.

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the two three-month periods have been reflected and were of a normal recurring nature.

 2. Reference is made to the notes to the financial statements included on pages 49 through 82 in the Registrants' Form 10-K annual report for the fiscal year ended September 30, 1993. Those notes include a summary of significant accounting policies and a description of other events and transactions which should be read in connection with the accompanying con-densed financial statements.

 3. Dividends on Washington Energy common stock are payable when and as declared by the Board of Directors out of funds legally available therefor.

     There is no formal restriction on payment of common dividends by Washing-ton Energy, but as a practical matter for the immediate future, its abili-ty to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indenture of Washington Natural and the preferen-tial dividend rights of holders of Washington Natural preferred stock. At December 31, 1993, $7,226,000 of retained earnings was unrestricted as to payment of cash dividends under terms of the most restrictive of the indentures securing Washington Natural's First Mortgage Bonds.

 4. Washington Natural and a predecessor operated a manufactured gas plant in the Tide Flats area of Tacoma, Washington, from 1928 through 1956. The U.S. Environmental Protection Agency (EPA) has determined that the site contains several contaminants. The site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA). Washington Natural has principal responsibility for the cleanup and is one of the 21 companies and municipalities funding the cleanup project. The EPA has approved a remediation method for the site. Remediation activities have commenced and are expected to be substantially completed by the end of calendar 1994.

     Based upon current cleanup cost estimates, less insurance settlement agreements entered into as a consequence of the insurance lawsuit described below, which total $7.1 million, the Company's liability is estimated to be approximately $16.9 million to $17.9 million.

     The Washington Department of Ecology (DOE) has recently published chemical testing methods and promulgated related regulations for the classification of wastes. Based on information now available to Washington Natural, if DOE guidelines for utilizing these testing procedures are placed into effect as they are now proposed by DOE and if they are applied to the cleanup project at the Tide Flats site, there would be a material increase in the range of costs stated above. Washington Natural is engaged in discussions with EPA and the DOE to clarify the revised testing procedures and to evaluate the appropriateness of applying the new procedures to the Tide Flats site.

     In June 1991, Washington Natural filed a lawsuit in King County superior Court, State of Washington, against insurance companies that have provided insurance to Washington Natural at various times dating back to the 1940s. The trial, which commenced on October 11, 1993, has been bifurcated between a first phase, to determine whether the policies issued by the defendants provided coverage for the cleanup costs, and a second phase, to determine the amount of coverage. On October 27, 1993, the jury in the trial returned a verdict in favor of Washington Natural in the first phase of the trial. The jury found that the essential requirements for coverage


                                    PAGE 18
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (cont'd)

     were satisfied for each policy period at issue. The second phase, which is scheduled to begin in May 1994, will determine which insurance policies will apply and the amount of that coverage.

     As a result of consultation with counsel, Washington Natural believes recovery of the cleanup costs in all material respects through insurance is probable. Based on the above, Washington Natural has, in effect, netted the liability with the probable insurance recovery.

 5. Washington Energy Resources Company (Resources) has entered into agree-ments with several natural gas pipeline companies reserving capacity to transport gas from Canada to the U.S. on a pipeline expansion placed in service on November 1, 1993. These contracts, which vary in term from 10 to 30 years, call for fixed monthly demand charges aggregating $715,000 per month in fiscal 1994, despite the volumes actually transported.
     During the quarter ended December 31, 1993, Resources was unable to re-cover most of the demand charges through brokered gas activity due to the narrow spread between Canadian and U.S. west coast gas prices. It is not known how long this adverse price disparity will continue, but the Company anticipates this situation will continue for at least the next quarter.

 6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes," which supersedes SFAS No. 96, the accounting standard the Company had followed since 1987. The Company adopted SFAS No. 109 as of October 1, 1993.

     The Company and all of its subsidiaries file a consolidated federal income tax return. The parent company and its subsidiaries each report current income tax expense as allocated under an informal consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differ-ences, the reversal of which will result in taxable or deductible amounts in future years when related asset or liability is recovered or settled, within each entity.

     At September 30, 1993, Washington Energy Company has $8,439,000 of alter-native minimum tax credits which do not expire. The alternative minimum tax credits can be used in the future to reduce Washington Energy Company's regular tax liability in excess of its minimum tax liability.

     The Company has recorded under SFAS No. 109 gross deferred tax assets totalling $15,706,000. These deferred tax assets consist of alternative minimum tax credits of $8,439,000, loss on discontinued operations of $7,036,000 and other miscellaneous deferred tax assets of $227,000. The Company determined that a valuation allowance was not needed.

     The components of the net deferred tax liability are as follows:

                                                              (in thousands)
                                                            09/30/93  10/01/93
                                                            --------  --------
     Deferred tax liabilities:
        Accelerated depreciation                            $(58,091) $(58,091)
        Environmental activities                              (4,389)   (4,389)
        Intangible drilling costs                            (11,757)  (11,757)
        Abandoned oil and gas properties                      (6,631)   (6,631)
        Coal development activities                          (12,010)  (12,010)
     Deferred tax assets:
        Receivable from IRS                                    4,161         -
        Minimum tax credits                                    2,762     8,439
        Loss on discontinued operations                        7,036     7,036
        Other                                                    231       231
                                                            --------  --------
     Total deferred tax liability                           $(78,688) $(77,172)
                                                            ========  ========

 7. The Company formed a new, wholly-owned subsidiary, Washington Energy Services Company, effective October 1, 1993. This new subsidiary consolidates the Company's merchandising of energy and security products for the home, including merchandising operations previously managed by Washington Natural. While the reporting of merchandising operations by Washington Energy Company is not affected by this formation, Washington Natural's results of operations will no longer include the revenues and expenses from the merchandising operations previously managed by them. Washington Natural's gross operating revenue and net operating income without the transferred merchandising operations are shown below:

                                              (in thousands)
                                Three months ended       Three months ended
                                December 31, 1993        December 31, 1992

     Gross operating revenues       $ 132,270                $ 110,861
     Net operating income              17,187                   19,647


                       _________________________________

     Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company (the Company) reported income from continuing opera-tions of $8.3 million for the quarter ended December 31, 1993, down $6.0 mil-lion from the same quarter a year ago. Earnings per share on common stock of $.33 for the first quarter of 1994 were down from $.60 a year ago. Net income of the principal subsidiary, Washington Natural Gas Company (Washington Natural), was $9.2 million for the quarter, down $4.4 million from the same period last year.

The decrease in income from continuing operations was due to several factors. Tax adjustments related to prior periods reduced first-quarter net income by $.8 million. Lower utility gas sales margins (due to the general rate decrease effective October 1993), and increased depreciation and revenue-based taxes caused $2.4 million of the decrease in the utility's net income. The Com-pany's net income decreased $.9 million due to natural gas pipeline demand charges that were not recovered through brokered gas activity by the Company's oil and gas subsidiary, Washington Energy Resources Company. Canadian natural gas prices during the quarter did not allow full recovery of pipeline demand charges for sales in U.S. West Coast markets.

A premium of $673,000, paid during the quarter for the early redemption of higher-dividend preferred stock, did not affect earnings but decreased income available to common shareholders in computing earnings per share. The redemp-tion was financed with a portion of the proceeds from an offering of $60 mil-lion of 7.45% preferred stock in November 1993.

Operating Revenues

The Company's operating revenues of $153.3 million for the quarter ended Decem-ber 31, 1993, were up $17.1 million compared with the same period a year ago.

Consolidated utility sales of gas of $129.6 million were up 19% from the same period last year, due primarily to higher gas prices that resulted from in-creased purchased gas costs which were passed through to customers. Purchased gas adjustments do not impact net income. Gas sales volumes were up 3% from the same period a year ago. The utility served 22,100, or 5%, more customers than a year ago. Temperatures during the period were .4% warmer than normal.

Washington Energy Resources had production revenues of $8.0 million for the quarter, an increase of 18% from the same quarter a year ago. Production was up 37% over the prior year period despite the fact that a substantial portion of its production was shut in for eight days in early December due to a fire at a third party's processing plant. Lower prices for natural gas and liquids held back the increase in revenue from the quarter's expanded production.

Merchandise sales and related revenues were $17.1 million for the quarter, compared to $20.5 million for the same period a year ago. Washington Energy Services Company, a subsidiary that began operation on October 1, 1993, and sells energy and security products for the home, contributed $14.5 million of these revenues. Previously, these products were sold by two other subsidiaries of Washington Energy Company. Lower revenues had been anticipated during the start-up of the new subsidiary.

Operating Expenses

The Company's operating expenses of $135.9 million, including federal income tax, were up $22.5 million from the three months ended December 31, 1992. The increase in operating expenses was due primarily to the increase in the volume of gas purchased, increases in natural gas prices (which were passed through to customers), depreciation, and revenue taxes, and an income tax adjustment related to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's utility subsidiary makes capital expenditures to provide reliable gas distribution service to its customers and for its energy-related opera-tions. In years of normal weather for utility operations, approximately half of the capital needs are met through cash flow from operations. The remaining requirements are funded through short-term borrowings which, in turn, are refi-nanced from the proceeds of securities issues. The issuance of long-term securities is dependent on management's evaluation of need, financial market conditions and other factors.

The Company's capital investment requirements for the first quarter of fiscal
1994 were $36.7 million.   These requirements were met through cash provided
from operations, short-term financing and long-term financing.

Washington Natural's utility construction requirements were $23.6 million during the first quarter and are estimated to be $62 million for the fiscal year ended September 30, 1994. The Company expects capital spending for its oil and gas subsidiary will be $20 million through the first six months of fiscal 1994. Estimated expenditures for Washington Energy's other programs through other subsidiaries are estimated at $5 million in fiscal 1994. It is expected that these programs will be paid for with cash flow from operations, short-term borrowing and long-term financing.

In addition to its construction program, the Company has short-term borrowing requirements related to its utility operations. The operating revenues and earnings of Washington Natural vary with weather conditions because approxi-mately 90% of its customers use natural gas for space heating. This normally produces substantially increased operating revenues and earnings during the first eight or nine months of each fiscal year and lower operating revenues and a loss in the remaining three or four months, with the 12 months as a whole being profitable. Because of this, Washington Natural must borrow on a short-term basis to meet its construction and operating needs for a portion of the year.

The Company has commercial paper programs, short-term bank credit arrangements and an agreement to sell merchandise and gas receivables to provide short-term financing. These arrangements provide the Company with total short-term borrowing capacity and ability to sell receivables of $295 million. The total remaining amount available from these sources was $91 million at December 31, 1993.

On November 1, 1993, Washington Natural redeemed all of its outstanding pre-ferred stock. Also in November 1993, Washington Natural filed a Registration Statement with the Securities and Exchange Commission (SEC) in connection with the sale of 2.4 million shares of preferred stock, 7.45% Series II, $25 par value. These shares were sold on November 24, 1993, with net proceeds of $58.4 million.

The Company's board of directors announced in October 1993 its decision to reset the Company's quarterly dividend from 35 cents to 25 cents.

It is the opinion of management that the Company has adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

ENVIRONMENTAL MATTERS

Washington Natural has the principal responsibility for cleaning up environmen-tal contamination at a former manufactured gas plant site in Tacoma, Washing-ton. Washington Natural ceased its manufacturing operations at the site in
1956 and later sold most of the property.    Remediation activities are
expected to be substantially complete by the end of calendar 1994. Washington Natural believes that recovery of these costs in all material respects from insurance carriers is probable. Based on the above, Washington Natural has, in effect, netted the liability with the probable insurance recovery. (See Note 4 of the Notes to Consolidated Financial Statements.)

FUTURE OUTLOOK

The past five years have been substantial growth years for the Company. Washington Natural has been growing about two to three times faster than the national average among natural gas utilities. Washington Natural anticipates its growth will continue, but not at the 6.7% annual rate experienced since the beginning of fiscal 1988. Washington Natural expects customer growth of about 4% to 5% for fiscal 1994, or approximately 17,000 to 21,000 new customers. Washington Natural anticipates capital spending for fiscal 1994 will be $26 million less than it experienced in 1993.

In addition to continued growth by the utility, Washington Energy Resources Company is expected to increase its production and sales. The Company is exploring its options to monetize the value of this subsidiary. These options include merger, sale of all or a portion of its assets or the issuance of their securities to the investing public. As part of reviewing these options, the Company is also reviewing various options to mitigate the demand charges described in Note 5 to the Notes to Condensed Financial Statements. It is not known how long the price disparity between demand charges and gas prices will continue, but the Company anticipates this situation will continue for at least the next quarter.

Washington Natural filed a limited-scope general rate case with the Washington Utilities and Transportation Commission on November 19, 1993, and requested a revenue increase of $24.6 million to address its margin deficiency due to the general rate decrease effective October 1993. The primary focus is to seek recovery of additional operating costs and the inclusion in rate base of addi-tional utility plant for system improvements and expansion since calendar year 1991, which was used as the base measurement year in the prior rate case. Hearings are scheduled to be conducted during the weeks of February 21, 1994, and May 23, 1994. The Commission has until October 1994 to rule on the request, although the Company is hopeful the rate case can be resolved on an expedited manner.

PART II - OTHER INFORMATION

Item 5.  Other Information

         The ratios of earnings to fixed charges for the twelve months ended December 31, 1986 and 1967 were 1.86 and 1.67, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None

         (b)   Reports on Form 8-K.

               A report on Form 8-K was filed by Washington Energy and Washing-ton Natural on October 5, 1993, regarding Washington Natural's rate case matters.

               A report on Form 8-K was filed by Washington Energy and Wash-ington Natural on October 21, 1993, regarding the Company's board of directors decision to consider options to monetize the value of its oil and gas operations and resetting the Company's dividend.

               A report on Form 8-K was filed by Washington Energy and Washington Natural on October 27, 1993, regarding the Company's operating results for the quarter ended September 30, 1993.

               A report on Form 8-K was filed by Washington Energy and Washington Natural on October 29, 1993, regarding a jury verdict in Washington Natural's lawsuit against insurance companies concerning environmental matters.

               A report on Form 8-K/A was filed by Washington Energy and Washington Natural on November 2, 1993, amending the Form 8-K filed on October 29, 1993.

               A report on Form 8-K was filed by Washington Energy and Washington Natural on November 22, 1993, regarding Washington Natural filing a request with the WUTC for a general rate increase.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WASHINGTON ENERGY COMPANY



                          By  /s/ James A. Thorpe
                              James A. Thorpe
                              Chairman and Chief Executive Officer



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer



                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ James A. Thorpe
                              James A. Thorpe
                              Chairman and Chief Executive Officer



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer











February 14, 1994