Form 10-K/A
period 1993-09-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO (PRED)
filed 1994-05-03
CIK 225998, 104880

                                     PAGE 1
______________________________________________________________________________
______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                              ___________________

                                   Form 10-K/A
                                 Amendment No. 1
                              ___________________

   X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the fiscal year ended September 30, 1993
                              or
        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
- ----------  ------------------------------     -------------    --------------
001-11227   Washington Energy Company           Washington        91-1005304
001-11271   Washington Natural Gas Company      Washington        91-1005303

Address of Principal Executive Offices                      Zip Code

815 Mercer Street, Seattle, Washington                        98109

              Registrants' Telephone Number, Including Area Code

                                 (206) 622-6767

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
          Title of Each Class                 on Which Registered

          Common Stock, $5 Par Value of      New York Stock Exchange
          Washington Energy Company

          7.45% Preferred Stock,             New York Stock Exchange
          Series II, $25 Par Value of
          Washington Natural Gas Company

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes X   No _

Aggregate market value of the voting stock held by non-affiliates of Washington Energy Company, computed by reference to the average of the high and low prices of such stock on December 15, 1993: $426,285,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                              Outstanding
        Registrant                    Title of Stock       December 15, 1993
- ------------------------------        --------------       -----------------
Washington Energy Company              $5 par value           23,405,594
Washington Natural Gas Company         $5 par value           10,524,409

Documents Incorporated by Reference:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Washington Energy Company's knowledge, in definitive proxy or informa-tion statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._

______________________________________________________________________________
______________________________________________________________________________

Item 10.  Directors and Executive Officers of the Registrants

(a)  Directors:  (As to Washington Energy and Washington Natural)

                                                                     Year First
          Name, Present Occupation and                               Elected as
          Experience for Past Five Years                       Age   Director(1)
- ------------------------------------------------------------  -----  -----------

Virginia Anderson (3) (4)                                      46       1991
          Director of Seattle Center, City of Seattle since 1988.

Robert F. Bailey (3) (5) (6)                                   61       1988
          President of Trans Republic Energy, L.P., an oil and gas investment company since January
          1992 and Mabelle, Inc., an oil and gas pro-duction company. Previously he was President of Alta Energy Corporation, Midland, Texas, an oil and gas drilling and production company operating primarily in the southwestern United States.

Donald J. Covey (2) (3)                                        65       1982
          Chairman of the Board of Directors of UNICO
          Properties, Inc., Seattle, since 1992, Chairman and Chief Executive Officer, 1990 to 1992,
          President and Chief Executive Officer, 1985 to
          1990. UNICO Properties, Inc., manages several major office buildings in downtown Seattle.

John W. Creighton, Jr. (5) (6)                                 61       1989
          President of Weyerhaeuser Company, Tacoma,
          Washington, a forest products company,
          since 1988.

Robert L. Dryden (4) (5)                                       60       1991
          Executive Vice President, Boeing Commercial
          Airplane Group.  From November 1987 to January
          1990, he served as President of Boeing Military
          Airplanes in Wichita, Kansas.

Robert R. Golliver (2) (4)                                     58       1979
          President and Chief Operating Officer of
          Washington Energy and Washington Natural.

Tomio Moriguchi (2) (3)                                        57       1988
          President of Uwajimaya, Inc., food and
          merchandise distributor, retailer, and exporter,
          President, Town and Country Travel, Inc., and
          President, North American Post Publishing Company.

Sally G. Narodick (4) (5)                                      48       1989
          Chairman and Chief Executive Officer of
          Edmark Corporation, Redmond, Washington, a developer of special education software and print curriculum materials, since October
          1989. From April 1987 to October 1989, she was a founder and partner of Narodick, Ross
          & Associates, a Seattle-based financial and marketing consulting firm. Previously she was Senior Vice President of the retail services division of Seafirst Corporation, a subsidiary of Bank of America, N.T. and S.A.

James A. Thorpe (2) (4) (6)                                    64       1972
          Chairman of the Board of Directors and Chief
          Executive Officer of Washington Energy and
          Washington Natural.

- --------------------------------------------
The Washington Energy Directors serve in three classes for staggered terms whereby only Directors in a particular class are elected at each annual meet-ing of stockholders. The term of Directors Bailey, Creighton and Thorpe expires in 1996; that of Directors Anderson, Moriguchi and Narodick expires in 1994 and that of Directors Covey, Dryden and Golliver expires in 1995. Each Director has served continuously since the date of his or her first election as a director of Washington Energy. The next annual meeting of stockholders is scheduled to be held February 25, 1994. In case of a vacancy on the Board of Directors, the remaining Directors, by majority vote, may elect a successor to serve until the next annual meeting of stockholders. The Washington Natural Directors are elected annually. There are no family relationships between any of the Directors, or any Director and any executive officer of the Company.

Certain of the Directors are also Directors of other companies that make peri-odic filings with the Securities and Exchange Commission as follows: Virginia Anderson - Columbia Bank; Robert F. Bailey - Texas Commerce Bank-Midland;
John W. Creighton, Jr. - Weyerhaeuser Company, Mortgage Investments Plus, Inc., Portland General Corporation and Quality Food Centers, Inc.; Robert L. Dryden - U.S. Bancorp-U.S. Bank of Washington; Tomio Moriguchi - Seafirst Corporation, a subsidiary of the Bank of America N.T. & S.A.; Sally G. Narodick - Edmark Corporation, Pacific Northwest Bank and Penwest; and
James A. Thorpe - Seafirst Corporation, a subsidiary of the Bank of America N.T. & S.A.

   (1) Directors first elected prior to 1979 were elected to Directorship in Washington Natural; predecessor to Washington Energy
   (2)   Member of Executive Committee (Chairman is James A. Thorpe)
   (3)   Member of Audit Committee (Chairman is Donald J. Covey)
   (4)   Member of Administrative Committee (Chairman is Sally G. Narodick)
   (5) Member of Compensation and Benefits Committee (Chairman is John W. Creighton)
   (6)   Member of Nominating Committee (Chairman is Robert F. Bailey)

(b) Executive Officers: (As to Washington Energy and Washington Natural) See data following Item 4 of Part I.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and its executive officers to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors and executive officers are also required by the Commission regulations to furnish the Company with copies of all such reports that they file. Based solely on its review of the copies of such forms received by it, the Company believes that all filing requirements applicable to its Directors and executive officers were complied with during the fiscal year ended September 30, 1993, except that James A. Thorpe, Chairman of the Board and Chief Executive Officer of the Company, did not file SEC Form 4 and did not timely file SEC Form 5 to report the exercise on January 28, 1993 of stock appreciation rights (SARs) with respect to 5,860 shares of the Company's Common Stock and the exercise of an option to purchase 1,564 shares of the Company's Common Stock (as described in Item 11 of this report), which SARs and option had been granted to Mr. Thorpe pursuant to the Company's Stock Option Plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                         WASHINGTON ENERGY COMPANY

                      /s/ Karl R. Karzmar
                      (Karl R. Karzmar, Vice President, Corporate Controller
                       and Assistant Treasurer)

                      WASHINGTON NATURAL GAS COMPANY

                      /s/ Karl R. Karzmar
                      (Karl R. Karzmar, Vice President, Chief Accounting
                       Officer and Assistant Treasurer)

May 2, 1994