Form 10-Q
period 1994-03-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO (PRED)
filed 1994-05-16
CIK 225998, 104880

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

               For the three- and six-month periods ended March 31, 1994, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
- ----------  ------------------------------     -------------    --------------
001-11227   Washington Energy Company           Washington        91-1005304
000-951     Washington Natural Gas Company      Washington        91-1005303

Address of Principal Executive Offices                      Zip Code
- --------------------------------------                      --------
815 Mercer Street, Seattle, Washington                        98109

              Registrants' Telephone Number, Including Area Code
              --------------------------------------------------
                                 (206) 622-6767

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days Yes  X   No    .
Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


                                                                Outstanding
        Registrant                   Title of Stock            March 31, 1994
- ------------------------------       --------------            --------------
Washington Energy Company             $5 par value               23,512,116

Washington Natural Gas Company        $5 par value               10,650,571


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


                                    INDEX
                                                                         Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . .    4

Item 1.  Condensed Financial Statements . . . . . . . . . . . . . . . . .  4

           Consolidated Condensed Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for September 30, 1993 Balance Sheets, which have been audited.)

              Consolidated Statements of Income -
               Three and Six Months Ended March 31, 1994
               and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .  5

              Consolidated Condensed Balance Sheets -
               March 31, 1994, September 30, 1993
               and March 31, 1993 . . . . . . . . . . . . . . . . . . . .  6

              Consolidated Condensed Statements of
               Capitalization - March 31, 1994 and 1993 . . . . . . . . .  8

              Consolidated Condensed Statements of
               Cash Flows - Three and Six Months Ended
               March 31, 1994 and 1993  . . . . . . . . . . . . . . . . .  9

              Consolidated Statements of Shareholders'
               Earnings Reinvested in the Business and
               Premium on Capital Stock - Three and Six
               Months Ended March 31, 1994 and 1993 . . . . . . . . . .    10

           Condensed Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1993
            Balance Sheets, which have been audited.)

              Statements of Income -
               Three and Six Months Ended March 31,
               1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    11

                                                                         Page

              Condensed Balance Sheets -
               March 31, 1994, September 30, 1993
               and March 31, 1993 . . . . . . . . . . . . . . . . . . .    12

              Condensed Statements of Capitalization -
               March 31, 1994 and 1993  . . . . . . . . . . . . . . . .    14

              Condensed Statements of Cash Flows -
               Three and Six Months Ended March 31,
               1994 and 1993  . . . . . . . . . . . . . . . . . . . . .    15

              Statements of Shareholder's Earnings
               Reinvested in the Business and Premium
               on Capital Stock - Three and Six Months
               Ended March 31, 1994 and 1993  . . . . . . . . . . . . .    16


           Notes to Condensed Financial Statements
           (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .    17


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . .    20


Part II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    24

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    24

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

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


                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                        (In Thousands Except Per Share Amounts)
                                      (Unaudited)

                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
<F>
OPERATING REVENUES:
  Utility sales of gas                         $139,440  $132,505  $269,079  $241,406
  Merchandise, conservation products
   and other                                     12,021    20,976    29,125    41,513
  Oil and natural gas operations                  8,163     7,415    14,673    14,101
                                               --------  --------  --------  --------
      Total operating revenues                  159,624   160,896   312,877   297,020

OPERATING EXPENSES:
  Purchases of gas                               82,491    70,633   157,812   123,264
  Utility operations and maintenance             16,327    16,646    33,302    33,310
  Other operations                               14,015    18,028    30,420    36,702
  Depreciation, depletion and amortization       10,922     9,047    21,272    18,277
  General taxes                                  16,243    14,292    28,087    23,923
  Federal income taxes                            2,740     8,064     7,707    14,580
                                               --------  --------  --------  --------
      Total operating expenses                  142,738   136,710   278,600   250,056
                                               --------  --------  --------  --------
OPERATING INCOME                                 16,886    24,186    34,277    46,964

OTHER INCOME (EXPENSE)
  Preferred dividend requirement -
   Washington Natural Gas Company                (1,118)     (654)   (1,735)   (1,308)
  Other, net                                        609       319       951        95
                                               --------  --------  --------  --------
      Gross income                               16,377    23,851    33,493    45,751

INTEREST EXPENSE:
  Interest on long-term debt                      7,566     6,546    15,101    13,068
  Interest on short-term debt                     1,148     1,174     1,946     2,245
  Interest capitalized                             (136)     (133)     (271)     (266)
  Other interest charges                            353        74       961       220
                                               --------  --------  --------  --------
      Total interest expense                      8,931     7,661    17,737    15,267
                                               --------  --------  --------  --------
INCOME FROM CONTINUING OPERATIONS                 7,446    16,190    15,756    30,484

DISCONTINUED OPERATIONS
  Loss from operations, net of income tax             -      (627)        -    (1,340)
                                               --------  --------  --------  --------
NET INCOME                                        7,446    15,563    15,756    29,144

DIVIDENDS ON PREFERRED STOCK                          -        26         9        52
EXCESS PREMIUM - PREFERRED REDEMPTION                 -         -       673         -
                                               --------  --------  --------  --------
EARNINGS ON COMMON STOCK                       $  7,446  $ 15,537  $ 15,074  $ 29,092
                                               ========  ========  ========  ========
EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations                   $    .32  $    .70  $    .64  $   1.33
  From discontinued operations                        -      (.03)        -      (.05)


                                               --------  --------  --------  --------
EARNINGS PER COMMON SHARE                      $    .32  $    .67  $    .64  $   1.28
                                               ========  ========  ========  ========
  Dividends per common share outstanding       $    .25  $    .35  $    .50  $    .70
  Average common shares outstanding              23,443    23,037    23,387    22,812


The accompanying notes are an integral part of these consolidated financial statements.


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
      CONSOLIDATED CONDENSED BALANCE SHEETS - MARCH 31, 1994 (Unaudited),
               SEPTEMBER 30, 1993 AND MARCH 31, 1993 (Unaudited)
                             (Thousands of Dollars)


                                    ASSETS



                                                March      September     March
                                               31, 1994     30, 1993    31, 1993
                                              ----------   ----------   --------
<F>
PROPERTY, PLANT AND EQUIPMENT:
  Utility plant, at original cost             $  930,730   $  888,944   $851,230
  Oil and gas (on full cost method),
   coal and other                                295,011      258,304    252,725
  Accumulated provision
   for depreciation,
   depletion and amortization                   (320,057)    (295,755)  (287,491)
                                              ----------   ----------   --------
      Net property, plant and equipment          905,684      851,493    816,464


CURRENT ASSETS:
  Cash and cash equivalents                        6,048       13,049      5,495
  Accounts receivable, net                        42,618       20,868     38,344
  Unbilled revenue                                18,617       11,072     16,968
  Federal income taxes                            10,233       15,354        930
  Purchased gas receivable                         7,478       23,869     30,775
  Materials and supplies, at average cost         15,753       40,779     19,330
                                              ----------   ----------   --------
      Total current assets                       100,747      124,991    111,842


OTHER ASSETS AND DEFERRED CHARGES:
  Utility tax asset                               18,767       18,767     17,004
  Environmental remediation receivable            31,930            -          -
  Deferred charges and other                      37,954       40,805     33,105
                                              ----------   ----------   --------
      Total other assets and deferred charges     88,651       59,572     50,109
                                              ----------   ----------   --------
      Total assets                            $1,095,082   $1,036,056   $978,415
                                              ==========   ==========   ========


The accompanying notes are an integral part of these consolidated balance sheets.


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
               MARCH 31, 1994 (Unaudited), SEPTEMBER 30, 1993 AND
                           MARCH 31, 1993 (Unaudited)
                             (Thousands of Dollars)



                        CAPITALIZATION AND LIABILITIES


                                                March      September     March
                                               31, 1994     30, 1993    31, 1993
                                             -----------   ----------   --------

<F>
CAPITALIZATION (see statements):
  Common shareholders' interest              $  328,006    $  322,931   $354,486
  Preferred stock                                60,000        17,300     27,348
  Long-term debt                                333,260       353,400    276,540
                                             ----------    ----------   --------
      Total capitalization                      721,266       693,631    658,374


CURRENT LIABILITIES:
  Notes payable and commercial paper            126,642       145,498    129,290
  Current sinking fund requirements
   and debt maturities                           20,280         5,528     14,460
  Accounts payable                               54,276        44,484     36,930
  Other current liabilities                      22,036        19,500     15,001
  Accrued general taxes                          17,734        14,198     14,658
  Environmental remediation liability            12,174             -          -
                                             ----------    ----------   --------
      Total current liabilities                 253,142       229,208    210,339


DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes              85,365        78,688     71,750
  Other utility tax liabilities                  13,139        13,139     16,985
  Unamortized investment tax credits             10,517        10,913     11,313
  Contributions in aid of construction           11,317        10,113      9,260
  Other                                             336           364        394
                                             ----------    ----------   --------
      Total deferred credits and
       other liabilities                        120,674       113,217    109,702
                                             ----------    ----------   --------
      Total capitalization and liabilities   $1,095,082    $1,036,056   $978,415
                                             ==========    ==========   ========


The accompanying notes are an integral part of these consolidated balance sheets.


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                            MARCH 31, 1994 AND 1993
                             (Thousands of Dollars)
                                  (Unaudited)

                                                              1994      1993
                                                            --------  --------
<F>
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;                               $117,561  $115,518
   authorized 50,000,000 shares,
   outstanding 23,512,116 and 23,417,769 shares
  Premium on common stock                                    198,600   194,753
  Shareholders' earnings reinvested
   in the business                                            11,845    44,215
                                                            --------  --------
      Total common shareholders' interest                    328,006   354,486


PREFERRED STOCK:                                Shares
  Cumulative; authorized                    Outstanding at
   1,000,000 shares of $100 par               March 31,
   value and 4,000,000 shares             ------------------
   of $25 par value                         1994      1993
                                          ---------  -------
    5%,      Series A, $100 par value             -   21,000       -     2,100
    6%,      Series B, $100 par value             -   24,480       -     2,448
    8-7/8%,  Series C, $100 par value             -   30,000       -     3,000
    8-3/4%,  Series F, $100 par value             -   50,000       -     5,000
    8-3/4%,  Series I,  $25 par value             -  800,000       -    20,000
    7.45%,   Series II, $25 par value     2,400,000        -  60,000         -

  Less sinking-fund requirements
     included in current liabilities                                    (5,200)
                                                            --------  --------
      Total preferred stock                                   60,000    27,348

LONG-TERM DEBT:
  First Mortgage Bonds
    6-7/8%  due 1993                                               -     3,980
    12%     due 1993                                               -     5,000
    9.96%   due 1995                                          40,000    40,000
    8-7/8%  due 1996                                           3,200     3,340
    8.80%   due 1996                                          25,000    25,000
    8-1/8%  due 1997                                           3,340     3,480
    10-1/4% due 1997                                          30,000    30,000
    9.60%   due 2000                                          25,000    25,000
    9.57%   due 2020                                          25,000    25,000
    Secured Medium-Term Notes, Series A
      5.55% and 5.67% due 1995                                20,000    20,000
      8.25% due 1998                                          11,000    11,000
      7.08% due 1999                                          10,000    10,000
      8.51% through 8.55% due 2001                            19,000    19,000
      7.53% and 7.91% due 2002                                30,000    30,000
      8.25% through 8.40% due 2022                            35,000    35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                            28,000         -
      6.07% and 6.10% due 2004                                18,500         -
      6.51% and 6.53% due 2008                                 4,500         -
      6.83% and 6.90% due 2013                                13,000         -


      7.19% due 2023                                          13,000         -
                                                            --------  --------
                                                             353,540   285,800
  Less sinking-fund requirements and
   maturities included in current liabilities                (20,280)   (9,260)
                                                            --------  --------
      Total long-term debt                                   333,260   276,540
                                                            --------  --------
TOTAL CAPITALIZATION                                        $721,266  $658,374
                                                            ========  ========


The accompanying notes are an integral part of these consolidated balance sheets.


                         WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
                   THE THREE AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                   (Thousands of Dollars)
                                         (Unaudited)



                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
<F>
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income from continuing operations        $  7,446  $ 16,190  $ 15,756  $ 30,484
  Adjustments to reconcile net income from
   continuing operations to net cash provided
   by operating activities:
    Depreciation, depletion and amortization     11,027     9,136    21,466    18,458
    Provision for uncollectible accounts
     receivable                                     596       592     1,090     1,054
    Increase (decrease) in:
      Federal income tax payable:
        Current                                  (2,208)      892     5,121     4,947
        Deferred                                 (2,763)    1,960      (194)    5,727
      Accounts receivable                        27,875    20,235   (13,994)  (48,745)
      Accounts payable                          (16,322)  (39,518)    9,792    (2,787)
      Materials and supplies                     19,254    19,412    25,026    16,910
      Deferred charges                           (4,770)  (11,671)  (10,430)  (13,566)
      Other assets and liabilities                1,901      (223)    5,487     4,517
    Other                                         4,745       960     6,410     1,745
                                               --------  --------  --------  --------
      Total adjustments                          39,335     1,775    49,774   (11,740)
                                               --------  --------  --------  --------
      Net cash provided by operating activities  46,781    17,965    65,530    18,744

CASH FLOW USED IN INVESTING ACTIVITIES:
  Utility plant additions                       (18,888)  (21,418)  (42,453)  (43,151)
  Proceeds from disposition                           -         -       201         -
  Coal, oil and gas, and other
   property expenditures                        (23,579)   (5,579)  (36,908)  (14,457)
                                               --------  --------  --------  --------
      Net cash used in investing activities     (42,467)  (26,997)  (79,160)  (57,608)

CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          1,512     2,036     3,423    66,189
  Proceeds from financing:
    Preferred stock                                (135)        -    58,795         -
    Commercial paper                              3,004    17,353   (18,856)    8,180
    Bank loans, net                                   -         -         -   (17,100)
  Redemptions and repurchases
    Preferred stock                                   -      (200)  (23,222)     (200)
    Long-term debt                                    -         -      (140)     (140)
  Cash dividend payments
    Common                                       (5,854)   (8,056)  (11,685)  (16,070)
    Preferred                                         -       (52)       (9)      (52)
                                               --------  --------  --------  --------
      Net cash provided by (used in)
       financing activities                      (1,473)   11,081     8,306    40,807
                                               --------  --------  --------  --------


Net cash provided by (used in)
 continuing operations                            2,841     2,049    (5,324)    1,943
Net cash used in discontinued operations           (711)     (904)   (1,677)   (1,860)
                                               --------  --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents                                 2,130     1,145    (7,001)       83
  Beginning cash and cash equivalents             3,918     4,350    13,049     5,412
                                               --------  --------  --------  --------
  Ending cash and cash equivalents             $  6,048  $  5,495  $  6,048  $  5,495
                                               ========  ========  ========  ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest (net of amount capitalized)       $ 11,021  $ 12,554  $ 17,290   $15,061
    Income taxes                                  7,530     4,877     2,817     3,748


The accompanying notes are an integral part of these consolidated financial statements.


                        WASHINGTON ENERGY COMPANY AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS
                REINVESTED IN THE BUSINESS AND PREMIUM ON CAPITAL STOCK
                           FOR THE THREE AND SIX MONTHS ENDED
                     MARCH 31, 1994 AND 1993 (Thousands of Dollars)
                                      (Unaudited)



                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
<F>
Balance at beginning of period                 $  4,405  $ 28,679  $  8,457  $ 31,193
  Net income                                      7,446    15,563    15,756    29,144
  Excess premium - preferred redemption               -         -      (673)        -
  Cash dividends on capital stock:
    Common stock                                     (6)       (1)  (11,686)  (16,070)
    Preferred stock -
           5%, Series A                               -        (9)       (3)      (17)
           6%, Series B                               -        (3)       (1)       (7)
       8-7/8%, Series C                               -       (14)       (5)      (28)
                                               --------  --------  --------  --------
Balance at end of period                       $ 11,845  $ 44,215  $ 11,845  $ 44,215
                                               ========  ========  ========  ========



              CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK



Balance at beginning of period                 $197,734  $193,170  $197,917  $145,075
  Excess of proceeds over par value
   of common stock issued by public
   offering, less expense of sale                     -         -         -    46,543
  Excess of cost over par value
   of preferred stock reacquired                      -         -      (492)        -
  Excess of purchase price over par
   value of shares of common stock
   issued under the employee stock
   purchase and option plans                          -        40       335       447
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Rein-
   vestment and Stock Purchase Plan               1,014     1,545     2,084     2,930
  Common and preferred stock expense               (148)       (2)   (1,244)     (242)
                                               --------  --------  --------  --------
Balance at end of period                       $198,600  $194,753  $198,600  $194,753
                                               ========  ========  ========  ========


The accompanying notes are an integral part of these consolidated balance sheets.


                             WASHINGTON NATURAL GAS COMPANY
                                 STATEMENTS OF INCOME
                           FOR THE THREE AND SIX MONTHS ENDED
                                MARCH 31, 1994 AND 1993
                                 (Thousands of Dollars)
                                      (Unaudited)




                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
<F>
OPERATING REVENUES:
  Sales of gas                                 $139,440  $132,505  $269,079  $241,406
  Merchandise and conservation products           2,673    18,696     5,304    37,657
                                               --------  --------  --------  --------
      Total operating revenues                  142,113   151,201   274,383   279,063

OPERATING EXPENSES:
  Purchases of gas                               82,491    70,633   157,812   123,528
  Utility operations and maintenance             16,353    16,646    33,328    33,310
  Other operations                                  577    13,692     1,009    28,884
  Depreciation                                    7,532     7,033    15,063    14,066
  General taxes                                  14,425    13,493    24,806    22,350
  Federal income taxes                            4,350     7,689     8,793    14,158
                                               --------  --------  --------  --------
      Total operating expenses                  125,728   129,186   240,811   236,296
                                               --------  --------  --------  --------
OPERATING INCOME                                 16,385    22,015    33,572    42,767

OTHER INCOME, NET                                   375       228       515        78
                                               --------  --------  --------  --------
      Gross income                               16,760    22,243    34,087    42,845



INTEREST EXPENSE:
  Interest on long-term debt                      7,305     6,283    14,568    12,538
  Interest on short-term debt                       162       444       569     1,048
  Amortization of debt discount and expense         105        91       194       182
  Other interest charges                             17        31       378        56
                                               --------  --------  --------  --------
      Total interest expense                      7,589     6,849    15,709    13,824
                                               --------  --------  --------  --------
NET INCOME                                        9,171    15,394    18,378    29,021
DIVIDENDS ON PREFERRED STOCK                      1,118       682     1,744     1,364
                                               --------  --------  --------  --------
EARNINGS ON COMMON STOCK                       $  8,053  $ 14,712  $ 16,634  $ 27,657
                                               ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.


                         WASHINGTON NATURAL GAS COMPANY
                   CONDENSED BALANCE SHEETS - MARCH 31, 1994,
                     SEPTEMBER 30, 1993 AND MARCH 31, 1993
                            (Thousands of Dollars)
                                  (Unaudited)


                                     ASSETS

                                                    March    September    March
                                                  31, 1994   30, 1993   31, 1993
                                                  --------   --------   --------
<F>
UTILITY PLANT, at original cost                   $930,730   $888,944   $851,230
  Accumulated provision for depreciation          (230,990)  (215,474)  (208,092)
                                                  --------   --------   --------
      Net utility plant                            699,740    673,470    643,138


RECEIVABLES FROM AFFILIATED COMPANIES                3,143      4,459      2,449


CURRENT ASSETS:
  Cash and cash equivalents                          4,971      9,773      2,935
  Accounts receivable, net                          51,212     52,007     69,677
  Materials and supplies, at average cost           13,953     39,606     18,336
                                                  --------   --------   --------
      Total current assets                          70,136    101,386     90,948


OTHER ASSETS AND DEFERRED CHARGES:
  Utility tax asset                                 18,767     18,767     17,004
  Environmental remediation receivable              31,930          -          -
  Deferred charges and other                        27,457     36,434     29,207
                                                  --------   --------   --------
      Total other assets and deferred charges       78,154     55,201     46,211
                                                  --------   --------   --------
      Total assets                                $851,173   $834,516   $782,746
                                                  ========   ========   ========


The accompanying notes are an integral part of these balance sheets.


                                  (Continued)

                         WASHINGTON NATURAL GAS COMPANY
             CONDENSED BALANCE SHEETS - MARCH 31, 1994 (Unaudited),
               SEPTEMBER 30, 1993 AND MARCH 31, 1993 (Unaudited)
                            (Thousands of Dollars)



                        CAPITALIZATION AND LIABILITIES


                                                   March     September   March
                                                  31, 1994   30, 1993   31, 1993
                                                  --------   --------   --------

<F>
CAPITALIZATION (see statements):
  Shareholder's interest                   $267,125   $262,334   $283,093
  Preferred stock                                   60,000     17,300     27,400
  Long-term debt                                   333,260    353,400    276,540
                                                  --------   --------   --------
      Total capitalization                         660,385    633,034    587,033


CURRENT LIABILITIES:
  Current sinking fund requirements
   and debt maturities                              20,280      5,580     14,560
  Accounts payable                                  30,028     27,489     24,095
  Other current liabilities                         12,801     11,204     15,668
  Accrued general taxes                             13,762     10,755      9,656
  Environmental remediation liability               12,174          -          -
                                                  --------   --------   --------
      Total current liabilities                     89,045     55,028     63,979


PAYABLES TO AFFILIATED COMPANIES                     1,719     49,809     42,944


DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                 65,051     62,480     51,232
  Other utility tax liabilities                     13,139     13,139     16,985
  Unamortized investment tax credits                10,517     10,913     11,313
  Contributions in aid of construction              11,317     10,113      9,260
                                                  --------   --------   --------
      Total deferred credits and
       other liabilities                           100,024     96,645     88,790
                                                  --------   --------   --------
      Total capitalization and liabilities        $851,173   $834,516   $782,746
                                                  ========   ========   ========


The accompanying notes are an integral part of these balance sheets.


                         WASHINGTON NATURAL GAS COMPANY
                     CONDENSED STATEMENTS OF CAPITALIZATION
                            MARCH 31, 1994 AND 1993
                             (Thousands of Dollars)
                                  (Unaudited)

                                                              1994      1993
                                                            --------  --------

<F>
COMMON SHAREHOLDER'S INTEREST:
  Common stock, $5 par value;                               $ 53,253  $ 51,946
   authorized 25,000,000 shares,
   outstanding 10,650,571 and
   10,587,921 shares
  Premium on common stock                                    162,619   158,173
  Shareholder's earnings reinvested
    in the business                                           51,253    72,974
                                                            --------  --------
      Total common shareholder's interest                    267,125   283,093

                                               Shares
PREFERRED STOCK:                            Outstanding at
  Cumulative; authorized                      March 31,
   1,000,000 shares of $100 par           -------------------
   value and 4,000,000 shares               1994      1993
   of $25 par value -                     ----------  -------
     5%,     Series A, $100 par value             -   21,000       -     2,100
     6%,     Series B, $100 par value             -   26,000       -     2,600
     8-7/8%, Series C, $100 par value             -   30,000       -     3,000
     8-3/4%, Series F, $100 par value             -   50,000       -     5,000
     8-3/4%, Series I,  $25 par value             -  800,000       -    20,000
     7.45%,  Series II, $25 par value     2,400,000        -  60,000         -

  Less sinking-fund requirements
   included in current liabilities                                 -    (5,300)
                                                             -------   -------
      Total preferred stock                                   60,000    27,400


LONG-TERM DEBT:
  First Mortgage Bonds
    6-7/8%  due 1993                                               -     3,980
    12%     due 1993                                               -     5,000
    9.96%   due 1995                                          40,000    40,000
    8-7/8%  due 1996                                           3,200     3,340
    8.80%   due 1996                                          25,000    25,000
    8-1/8%  due 1997                                           3,340     3,480
    10-1/4% due 1997                                          30,000    30,000
    9.60%   due 2000                                          25,000    25,000
    9.57%   due 2020                                          25,000    25,000
  Secured Medium-Term Notes, Series A
      5.55% and 5.67% due 1995                                20,000    20,000
      8.25% due 1998                                          11,000    11,000
      7.08% due 1999                                          10,000    10,000
      8.51% to 8.55% due 2001                                 19,000    19,000
      7.53% and 7.91% due 2002                                30,000    30,000
      8.25% to 8.40% due 2022                                 35,000    35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                            28,000         -
      6.07% and 6.10% due 2004                                18,500         -


      6.51% and 6.53% due 2008                                 4,500         -
      6.83% and 6.90% due 2013                                13,000         -
      7.19% due 2023                                          13,000         -
                                                            --------  --------
                                                             353,540   285,800
  Less sinking-fund requirements and
   debt maturities included in current liabilities           (20,280)   (9,260)
                                                            --------  --------
      Total long-term debt                                   333,260   276,540
                                                            --------  --------
TOTAL CAPITALIZATION                                        $660,385  $587,033
                                                            ========  ========


The accompanying notes are an integral part of these balance sheets.


                             WASHINGTON NATURAL GAS COMPANY
                           CONDENSED STATEMENTS OF CASH FLOWS
                              FOR THE THREE AND SIX MONTHS
                             ENDED MARCH 31, 1994 AND 1993
                                 (Thousands of Dollars)
                                      (Unaudited)


                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------

<F>
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                   $  9,171  $ 15,394  $ 18,378  $ 29,021

  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 7,637     7,124    15,257    14,248
    Provision for uncollectible
     accounts receivable                            596       592     1,090     1,052
    Increase (decrease) in:
      Federal income tax payable:
        Current                                   3,267     6,744     2,584    12,079
        Deferred                                  1,008       939     2,175     1,876
      Accounts receivable                        35,323    19,521    (1,563)  (39,114)
      Accounts payable                          (17,067)  (23,608)      883     2,494
      Materials and supplies                     18,452    19,059    25,653    16,627
      Deferred charges                           (4,747)  (10,257)  (10,779)  (11,657)
      Other assets and liabilities                  340    (2,196)    3,849     2,553
    Other                                         1,506       673     2,090     1,282
                                               --------  --------  --------  --------
      Total adjustments                          46,315    18,591    41,239     1,440
                                               --------  --------  --------  --------
      Net cash provided by operating
       activities                                55,486    33,985    59,617    30,461

CASH FLOW USED IN INVESTING ACTIVITIES:
  Utility plant additions                       (18,888)  (21,418)  (42,453)  (43,151)


CASH FLOW PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
  Proceeds from issuance of common stock          1,495     1,979     3,192    59,736
  Proceeds from debt financing:
    Preferred stock                                (135)        -    58,795         -
    Commercial paper                            (29,223)  (13,511)  (46,434)  (17,037)
    Bank loans, net                                   -         -         -   (17,100)
  Redemptions and repurchases
    Preferred stock                                   -      (200)  (23,399)     (200)
    Long-term debt                                    -         -      (140)     (140)
  Cash dividend payments
    Common                                       (4,256)        -   (12,677)   (9,771)
    Preferred                                      (473)     (713)   (1,303)   (1,364)
                                               --------  --------  --------  --------
      Net cash provided by (used in)
       financing activities                     (32,592)  (12,445)  (21,966)   14,124
                                               --------  --------  --------  --------

NET INCREASE (DECREASE) IN CASH AND


 CASH EQUIVALENTS                                 4,006       122    (4,802)    1,434
BEGINNING CASH AND CASH EQUIVALENTS                 965     2,813     9,773     1,501
                                               --------  --------  --------  --------
ENDING CASH AND CASH EQUIVALENTS               $  4,971  $  2,935  $  4,971  $  2,935
                                               ========  ========  ========  ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)       $  9,320  $ 11,573  $ 14,582  $ 13,294
    Income taxes                                      -      (393)    4,071         -


The accompanying notes are an integral part of these financial statements.


                               WASHINGTON NATURAL GAS CO
                          STATEMENTS OF SHAREHOLDER'S EARNINGS
                REINVESTED IN THE BUSINESS AND PREMIUM ON CAPITAL STOCK
                           FOR THE THREE AND SIX MONTHS ENDED
                                MARCH 31, 1994 AND 1993
                                 (Thousands of Dollars)
                                      (Unaudited)


                                               Three Months Ended   Six Months Ended
                                                    March 31,           March 31,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
<F>
Balance at beginning of period                 $ 47,456  $ 58,262  $ 48,094  $ 55,088

  Net income                                      9,171    15,394    18,378    29,021
  Excess premium - preferred redemption               -         -      (798)        -
  Cash dividends declared:
    Common stock                                 (4,256)        -   (12,677)   (9,771)
    Cumulative preferred stock -
           5%, Series A                               -       (28)       (9)      (55)
           6%, Series B                               -       (39)      (13)      (77)
       8-7/8%, Series C                               -       (69)      (23)     (138)
       8-3/4%, Series F                               -      (109)      (22)     (219)
       8-3/4%, Series I                               -      (437)      (88)     (875)
        7.45%, Series II                         (1,118)        -    (1,589)        -
                                               --------  --------  --------  --------
Balance at end of period                       $ 51,253  $ 72,974  $ 51,253  $ 72,974
                                               ========  ========  ========  ========





                     STATEMENTS OF PREMIUM ON CAPITAL STOCK



Balance at beginning of period                 $161,596  $156,484  $161,618  $108,186
  Excess of proceeds over par value
   of common stock issued to parent
   company, less expense of sale                      -         -         -    46,714
  Excess of cost over par value of
   preferred stock reacquired                         -         -      (331)        -
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Employee Stock Purchase Plan                       -         -       180       179
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Dividend Reinvestment and Stock
   Purchase Plan                                  1,172     1,689     2,381     3,222
  Common and preferred stock expense               (149)        -    (1,229)     (128)
                                               --------  --------  --------  --------
Balance at end of period                       $162,619  $158,173  $162,619  $158,173
                                               ========  ========  ========  ========


The accompanying notes are an integral part of these balance sheets.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


1. The consolidated financial statements include the accounts of Washington Energy Company, and its wholly-owned subsidiaries, after elimination of intercompany items and transactions:
    Washington Natural Gas Company; Thermal Efficiency, Inc.;
    Washington Energy Resources Company ("Resources") and its wholly-owned subsidiaries; ThermRail, Inc.; WECO Finance
    Company and its wholly-owned subsidiary; Thermal Energy, Inc.
    and its wholly-owned subsidiary; Holdings Northwest, Inc.; and Washington Energy Services Company ("Services").

    In the opinion of management, all adjustments necessary for a fair presentation of the results for the three- and six-month periods have been reflected and were of a normal recurring nature.

2. Reference is made to the notes to the financial statements included on pages 49 through 82 in the Registrants' Form 10-K annual report for the fiscal year ended September 30, 1993.
    Those notes include a summary of significant accounting policies and a description of other events and transactions which should be read in connection with the accompanying consolidated condensed financial statements.

3. Dividends on Washington Energy common stock are payable when and as declared by the Board of Directors out of funds legally available therefor.

    There is no formal restriction on payment of common dividends by Washington Energy, but as a practical matter for the immediate future, its ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indenture of Washington Natural and the preferential dividend rights of holders of Washington Natural preferred stock. At March 31, 1994, $11,023,000 of retained earnings was unrestricted as to payment of cash dividends under terms of the most restrictive of the indentures securing Washington
    Natural's First Mortgage Bonds.

4. Washington Natural and a predecessor operated a manufactured gas plant in the Tide Flats area of Tacoma, Washington, from 1928 through 1956. The U.S. Environmental Protection Agency has determined that the site contains several contaminants that require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA).
    Washington Natural has principal responsibility for the cleanup. Remediation activities are expected to be substantially completed by the end of calendar 1994.


    NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
    (cont'd)


    In June 1991, Washington Natural filed a lawsuit in King County
    Superior Court, State of Washington, against insurance companies that have provided insurance to Washington Natural at various times dating back to the 1940s. The trial was bifurcated between a first phase, to determine whether the policies issued by the defendants provided coverage for the cleanup costs, and a second phase, to determine the amount of coverage. On October 27, 1993, the Jury in the first phase of the trial found that the essential requirements for coverage were satisfied for each policy period at issue. In connection with the second phase of the trial the court ruled, on February 23, 1994, that each of the remaining defendants were jointly and severally liable for Washington Natural's damages up to the limits of their policies and subject to deductibles and the amount of any underlying coverage. A final judgement is expected to be granted in June 1994.

    Based upon current cleanup cost estimates and insurance litigation costs, less insurance settlement agreements to date which total $7.1 million, the Company's share of the cleanup cost at this site is estimated to be $31.9 million. Washington
    Natural has recorded a current liability for the difference between the estimated total cleanup cost and the $19.8 million incurred to date. As a result of the Jury findings and court rulings described above, the Company has recorded a receivable in the amount of $31.9 million for the probable insurance recovery. The net result of these transactions has not significantly affected earnings to date.

5.  On May 2, 1994, Resources closed a merger with Cabot Oil & Gas
    Corporation.  See discussion in Management's Discussion and
    Analysis of Financial Condition and Results of Operations under
    Outlook.

6.  The Financial Accounting Standards Board issued Statement of
    Financial Accounting Standards (SFAS) No. 109, "Accounting For
    Income Taxes," which supersedes SFAS No. 96, the accounting standard the Company had followed since 1987. The Company adopted SFAS No. 109 as of October 1, 1993.

    The Company and all of its subsidiaries file a consolidated federal income tax return. The parent company and its subsidiaries each report current income tax expense as allocated under an informal consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing tax benefits from any losses their subsidiaries may generate. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when related asset or liability is recovered or settled, within each entity.


    At September 30, 1993, Washington Energy had $8,439,000 of alternative minimum tax credits which do not expire. The alternative minimum tax credits can be used in the future to reduce Washington Energy's regular tax liability in excess of its minimum tax liability.

    The Company has recorded under SFAS No. 109 gross deferred tax assets totalling $15,706,000. These deferred tax assets consist of alternative minimum tax credits of $8,439,000, loss on discontinued operations of $7,036,000 and other miscellaneous deferred tax assets of $227,000. The Company determined that a valuation allowance was not needed.


    The components of the net deferred tax liability are as follows:

                                                                 in thousands)
                                                                09/30/93  10/01/93
                                                                --------  --------
         <F>
         Deferred tax liabilities:
            Accelerated depreciation                            $(58,091) $(58,091)
            Environmental activities                              (4,389)   (4,389)
            Intangible drilling costs                            (11,757)  (11,757)
            Abandoned oil and gas properties                      (6,631)   (6,631)
            Coal development activities                          (12,010)  (12,010)
         Deferred tax assets:
            Receivable from IRS                                    4,161         -
            Minimum tax credits                                    2,762     8,439
            Loss on discontinued operations                        7,036     7,036
         Other                                                       231       231
                                                                --------  --------
         Total deferred tax liability                           $(78,688) $(77,172)
                                                                ========  ========


7. The Company formed Services, effective October 1, 1993. This new subsidiary consolidates the Company's merchandising of energy and security products for the home, including merchandising operations previously managed by Washington
    Natural. While the reporting of merchandising operations by Washington Energy is not affected by this formation, Washington Natural's results of operations will no longer include the revenues and expenses from the merchandising operations previously managed by it. Washington Natural's gross operating revenue and net operating income without the transferred merchandising operations are shown below:

                                                           (in thousands)
                                              Three Months Ended   Six Months Ended
                                                   March 31,           March 31,
                                                1994      1993      1994      1993
                                              --------  --------  --------  --------
       <F>
       Gross operating revenues               $142,113  $134,406  $274,383  $245,266
       Net operating income                     16,385    20,073    33,572    39,720

8. A class-action lawsuit was filed against Washington Energy in February, 1994.  See
   Management's Discussion and Analysis of Financial Condition and Results of
   Operations under Outlook.


                          _________________________________

   Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company reported income from continuing operations of $7.4 million for the quarter ended March 31, 1993, down $8.7 million from the same quarter a year ago. Income from continuing operations for the first six months of fiscal 1994 of $15.8 million was down $14.7 million from the same period a year ago. Earnings per share on common stock were $.32 for the second quarter of 1994, down from $.67 a year ago. Earnings per share on common stock were $.64 during the first six months of fiscal 1994, down half, or $.64 from the same period a year ago. Net income of the principal subsidiary, Washington Natural, was $9.2 million for the quarter, down $6.2 million from the same period last year and net income for the first six months of fiscal 1994 was $18.4 million compared with $29.0 million in 1993.

The decrease in income from continuing operations was due to several factors. Lower earnings reflect reduced utility rates that went into effect in October 1993 for Washington Natural as the result of a general rate decision by the Washington Utilities and Transportation Commission ("WUTC"). Weather during the second quarter was 7% warmer than normal and 9% warmer than the same period a year ago. Weather for the first six months of fiscal 1994 was 4% warmer than normal compared to the weather for the same period last year which was 1% colder than normal. A combination of warmer temperatures and shifting by some large-volume customers between classes and to alternative fuels lowered gas sales, which were down approximately 4% in the three months ended March 31, 1994, compared to a year ago. The Company's net income decreased $1.6 million in the current quarter compared to a year ago, due to natural gas pipeline demand charges that were not recovered through gas brokering activity by Resources. Canadian natural gas purchase prices during the quarter did not allow full recovery of pipeline demand charges for sales in U.S. West Coast markets. Earnings were also affected by lower income from the Company's retail merchandise and services operation as business was re-established in Services.

Operating Revenues

The Company's operating revenues of $159.6 million for the quarter ended March 31, 1994, were down $1.3 million compared with the same period a year ago. Consolidated utility gas revenues of $139.4 million were up 5% from the same period last year, due primarily to higher gas prices that resulted from increased purchased gas costs which were passed through to customers.
Purchased gas adjustments do not impact net income. Utility gas revenues year-to-date were 11.5%, also due to an increase in gas prices. The utility served over 21,000, or 5%, more customers in the current period compared to a year ago.


Resources had production revenues of $9.7 million for the quarter, an increase of 38% from the same quarter a year ago. Year-to-date production revenues were $17.8 million for the first six months of fiscal 1994. Production was up 46% for the quarter, and 42% year-to-date over the prior year periods despite the fact that a substantial portion of its production was shut in for eight days in early December due to a fire at a third party's processing plant. Lower prices for natural gas and liquids reduced the effect of increased production on revenue for the quarter and year to date.

Merchandise sales and related revenues were $12.0 million for the quarter, compared to $21.0 million for the same period a year ago. Merchandise sales and related revenues for the six months year to date were $29.1 million compared to $41.5 million for the same period last year. Services, a subsidiary that began operations on October 1, 1993, and sells energy and security products for the home, contributed $8.8 million of these revenues for the quarter and $23.3 million for the six months year to date. The remainder of these revenues were from appliance leasing activities retained by Washington Natural. Previously, these products were sold by two other subsidiaries of the Company. Lower revenues had been anticipated during the start-up of Services.

Operating Expenses

The Company's operating expenses of $142.7 million, including federal income tax, were up $6.0 million for the three months ended March 31, 1994. Operating expenses were up $28.5 million for the first six months of fiscal 1994 from the same period last year. The increase in operating expenses was due primarily to the increase in natural gas prices (which were passed through to customers), depreciation and depletion, and revenue related taxes.

LIQUIDITY AND CAPITAL RESOURCES

Washington Natural makes capital expenditures to provide reliable gas distribu-tion service to its customers and for its energy-related operations. In years of normal weather for utility operations, approximately half of the capital needs are met through cash flow from operations. The remaining requirements are funded through short-term borrowings which, in turn, are refinanced from the proceeds of securities issues. The issuance of long-term securities is dependent on management's evaluation of need, financial market conditions and other factors.

The Company's capital investment requirements for the first six months of fiscal 1994 were $79.4 million. These requirements were met through cash provided from operations, short-term financing and long-term financing.

Washington Natural's utility construction requirements were $42.5 million during the first six months of fiscal 1994. Resources capital requirements were $34.9 million and programs for other subsidiaries totalled $2.0 million
for the same period.   Estimated construction requirements for Washington
Natural are $75 million for the fiscal year ended September 30, 1994, and estimated expenditures for Washington Energy's other programs through other subsidiaries (excluding Resources, which was merged with Cabot Oil & Gas Corporation ("Cabot") on May 2, 1994) are estimated to be $5 million in fiscal 1994. It is expected that these programs will be funded with cash flow from operations, short-term borrowing and long-term financing.

In addition to its construction program, the Company has short-term borrowing requirements related to its utility operations. The operating revenues and earnings of Washington Natural vary with weather conditions because approximately 90% of its customers use natural gas for space heating. This normally produces substantially increased operating revenues and earnings during the first eight or nine months of each fiscal year and lower operating revenues and a loss in the remaining three or four months, with the 12 months as a whole being profitable. Because of this, Washington Natural must borrow on a short-term basis to meet its construction and operating needs for a portion of the year.


The Company has commercial paper programs, short-term bank credit arrangements and an agreement to sell merchandise and gas receivables to provide short-term financing. These arrangements provide the Company with total short-term borrowing capacity and ability to sell receivables of $320 million. The total remaining amount available from these sources was $113 million at March 31, 1994. As part of the merger of Resources with Cabot on May 2, 1994, the Company received $63,661,000 in satisfaction of amounts owed by Resources to the Company at March 31, 1994.

On November 1, 1993, Washington Natural redeemed all of its outstanding preferred stock. Also in November 1993, Washington Natural completed a public offering of 2.4 million shares of preferred stock, 7.45% Series II, $25 par value, with net proceeds of $58.8 million.

The Company's board of directors announced in October 1993 its decision to reset the Company's quarterly dividend from 35 cents to 25 cents.

It is the opinion of management that the Company has and will have sufficient capital resources, both internal and external, to meet anticipated capital requirements.

ENVIRONMENTAL MATTERS

Washington Natural has the principal responsibility for cleaning up environmen-tal contamination at a former manufactured gas plant site in Tacoma, Washing-ton. Washington Natural ceased its manufacturing operations at the site in 1956 and later sold most of the property. Remediation activities are expected to be substantially complete by the end of calendar 1994. Washington Natural believes that recovery of these costs from insurance carriers is probable.
(See Note 4 of the Notes to Consolidated Financial Statements.)

OUTLOOK

Growth

The past five years have been substantial growth years for the Company. Washington Natural's number of customers has been growing about two to three times faster than the national average among natural gas utilities. Washington Natural anticipates its customer growth will continue, but not at the 6.7% annual rate experienced since the beginning of fiscal 1988. Washington Natural expects customer growth of about 4% to 5% for fiscal 1994, or approximately 17,000 to 21,000 new customers. Washington Natural anticipates capital spending for fiscal 1994 will be $26 million less than it experienced in 1993, or approximately $75 million.

Class-Action Lawsuit

A class-action lawsuit was filed against Washington Energy in February alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerns alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. The Company denies the allegations stated in the complaint and denies any violation of federal or state laws and intends to vigorously defend the suit.

General Rate Case

Washington Natural filed a limited-scope general rate case with the WUTC on November 19, 1993, and requested a revenue increase of $24.6 million to address its margin deficiency due to the general rate decrease effective October 1993. The primary focus is to seek recovery of additional operating costs and the inclusion in rate base of additional utility plant through September, 1993, for system improvements and expansion since calendar year 1991, which was used as the base measurement year in the prior rate case.

The staff of the WUTC recently submitted a filing in Washington Natural's pending rate case supporting a $19 million rate increase for the gas utility. If the staff's recommendation is adopted, annual earnings per share, on a pro-forma basis, could increase by 49 cents. In addition to staff's filing, Public Counsel filed a proposal to further reduce the revenue increase requested by the Company by $3.1 million. The WUTC's three commissioners have until October 19, 1994, to issue a final decision.

Revised Rate Design

By May 31, 1994, Washington Natural will be filing a cost-of-service study with a revised rate design, which should address a margin shortfall caused by shifting by some large-volume transportation customers to interruptible sales service and alternative fuels.

Merger of Cabot Oil & Gas Corporation

On February 25, 1994, Washington Energy announced the signing of a merger agreement between Cabot Oil & Gas Corporation and Washington Energy Resources Company for total consideration of $180 million, including assumption of debt. On May 2, 1994, Washington Energy closed the merger. The consideration was reduced by approximately $23 million to reflect a downward revision in reserves primarily due to lower production from certain newly drilled wells. In addition to the payment of Resources debt to the Company described above, the Company received 2,133,000 shares of Cabot Class A common stock and 1,134,000 shares of 6% redeemable convertible preferred stock of Cabot, stated at $50 value. The purchase price is subject to further downward adjustment based on performance of wells in a certain field over the next year. Under the terms of the merger agreement, Cabot's Board of Directors is being expanded by two seats, to be held by representatives of Washington Energy.

In conjunction with the merger, Washington Energy retained certain of Resources' marketing, pipeline and gas storage contractual arrangements with several natural gas pipeline companies reserving capacity to transport gas from Canada to the U.S. on a pipeline expansion placed in service on November 1, 1993. These contracts, which vary in term from 10 to 30 years, call for fixed monthly demand charges regardless of the volumes actually transported. Preceding the merger with Cabot, Resources had been unable to recover most of the demand charges through gas brokering activity due to the narrow spread between Canadian and U.S. west coast gas prices. To mitigate future losses from these pipeline obligations, the Company has assigned, effective November 1, 1995, approximately 50 percent of future pipeline capacity and related demand charges for these contracts. With the sale of Resources, however, the Company is no longer able to use its own production to help mitigate the remaining losses. As a result, the Company's ability to actively market its capacity and reduce pipeline demand charges has been significantly reduced. Accordingly, the Company will provide reserves for such contingencies of over $15 million, net of tax. The Company will also be required to provide more than $20 million of deferred taxes as a result of the merger and related transactions. The Company expects, therefore, to record a loss of approximately $25 to $30 million as a result of the merger and establishing the contingency reserves and deferred taxes during the third quarter, ending June 30, 1994.

The cash received from the merger has been used to reduce Washington Energy's short-term debt. The merger also allows the Company to continue its presence in the exploration and production industry without the need for additional capital investment.

PART II - OTHER INFORMATION

Item 5.  Other Information

         The ratios of earnings to fixed charges for the twelve months ended March 31, 1994 and 1993 were 1.31 and 1.68, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None

         (b)   Reports on Form 8-K.

               A report on Form 8-K was filed by Washington Energy and Washing-ton Natural on February 23, 1994, regarding a shareholder' class-action suit filed against the Company.

               A report on Form 8-K was filed by Washington Energy and Wash-ington Natural on March 1, 1994, regarding the signing of a merger agreement between Cabot Oil & Gas Corporation and Washington Energy Resources Company, regarding the Company's board of directors approval of the merger and election of William P. Vititoe as chairman and chief executive officer, and regarding the resignation of Robert R. Golliver, as President and Chief Operating Officer.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WASHINGTON ENERGY COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman, President and Chief Executive Officer



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer



                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman, President and Chief Executive Officer



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer











May 13, 1994