Form 10-Q/A
period 1994-03-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1994-07-18
CIK 225998, 104880

__________________________________________________________________________
  __________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the three- and six-month periods ended March 31, 1994, or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File        Exact Name of Registrant as       State of      Identification
  Number       Specified in Its Charter       Incorporation        Number
- ----------     ---------------------------    -------------    --------------
001-11227      Washington Energy Company        Washington       91-1005304
000-11271      Washington Natural Gas Company   Washington       91-1005303

    Address of Principal Executive Offices                          Zip Code
    --------------------------------------                          --------
    815 Mercer Street, Seattle, Washington                           98109

              Registrants' Telephone Number, Including Area Code
              ---------------------------------------------------
                                (206) 622-6767

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


   _________________________________________________________________________
   _________________________________________________________________________



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


                                    INDEX
                                                                          Page

Part II - OTHER INFORMATION............................................... 3

Item 4.    Submission of Matters to a Vote of Security Holders............ 3

Item 5.    Other Information.............................................. 3

Item 6.    Exhibits and Reports on Form 8-K............................... 8

Signatures    ............................................................ 9

Exhibit Index ............................................................ 11

































PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

            (a) The 1993 Annual Meeting of the Stockholders of Washington Energy Company was held on February 25, 1994.

            (b) The names of the four directors elected at the annual meeting, the term of office each is to serve, and the tabulation of votes are as follows:

                             Affirmative          Negative        Votes
                                Votes              Votes         Withheld
                             -----------          --------       --------

                (Term Expiring in 1997):

Virginia Anderson              20,341,510            -            363,314
Tomio Moriguchi                20,399,877            -            311,302
Sally G. Narodick              20,364,455            -            341,649

                (Term Expiring in 1996):

William P. Vititoe             20,417,276            -            315,749

            (c) Stockholders approved the Resolution adopting the Washington Energy Company Stock Option Plan. There were 18,150,635 common shares voted in favor of this proposal and 1,720,028 shares voted against.

Item 5.    Other Information

RATIOS OF EARNINGS TO FIXED CHARGES

      The ratios of earnings to fixed charges for the twelve months ended March 31, 1994 and 1993 were 1.31 and 1.68, respectively.

PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma condensed consolidated balance sheet of Washington Energy as of March 31, 1994 and unaudited pro forma condensed statements of income for the six months ended March 31, 1994 and for the fiscal year ended September 30, 1993 have been prepared to reflect the merger of Washington Energy Resources Company ( WERCO ), previously a wholly-owned subsidiary of Washington Energy, into COG Acquisition Company, a wholly-owned subsidiary of Cabot Oil & Gas Corporation ( Cabot ).

      The accompanying pro forma condensed consolidated balance sheet of Washington Energy as of March 31, 1994 has been prepared as if such transactions had occurred on March 31, 1994.

      The accompanying unaudited pro forma condensed consolidated statements of income for the six months ended March 31, 1994 and for fiscal year ended September 30, 1993 have been prepared as if such transactions had occurred on the first day of the fiscal year ended September 30, 1993.







      The pro forma condensed consolidated financial statements presented below are unaudited and do not purport to present the financial condition and results of operations of Washington Energy had the WERCO/Cabot merger actually been completed as of the dates indicated. In addition, the pro forma condensed consolidated financial information is not necessarily indicative of the future results of operations of Washington Energy and should be read in conjunction with the notes following such information and with the historical financial statements of Washington Energy.





















































                                 WASHINGTON ENERGY COMPANY
                 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 1994
                                      (in thousands)




                                            WECO         Merger                WECO
                                         Historical   Adjustments           PRO FORMA
ASSETS

<F>

PROPERTY, PLANT & EQUIPMENT
  Utility plant, at original cost        $  930,730    $       -           $  930,730
  Oil and gas (on full cost method),
     coal and other                         295,011      (240,923) (b)         54,088
  Accumulated provision for                (320,057)       79,173   (b)      (240,884)
     depreciation
CURRENT ASSETS                              100,747       (25,312)  (a)(b)     75,435
INVESTMENT IN CABOT OIL AND GAS COMPANY                    98,545   (a)        98,545
OTHER ASSETS AND DEFERRED CHARGES            88,651        (3,686)  (a)        84,965
                                         ----------    ----------          ----------

                                         $1,095,082    $  (92,203)         $1,002,879
                                         ==========    ==========          ==========


CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common shareholders' interest          $  328,006    $  (27,860)  (a)    $  300,146
  Preferred Stock                            60,000           -                60,000
  Long-term debt                            333,260           -               333,260
CURRENT LIABILITIES
  Notes payable and commercial paper        126,642       (64,159)  (a)(b)     62,483
  Other current liabilities                 126,500       (17,002)  (a)       109,498
DEFERRED CREDITS AND OTHER LIABILITIES      120,674        16,818   (a)       137,492
                                         ----------    ----------          ----------

                                         $1,095,082    $  (92,203)         $1,002,879
                                         ==========    ==========          ==========
















See Accompanying Notes to Pro Forma Financial Information




                                 WASHINGTON ENERGY COMPANY
              UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           FISCAL YEAR ENDED SEPTEMBER 30, 1993
                           (in thousands, except per share data)




                                            WECO         Merger                WECO
                                         Historical   Adjustments           PRO FORMA

<F>

OPERATING REVENUES
  Sales of natural gas                    $ 360,141     $     -             $(360,141)
  Other operating revenues                  110,251       (31,619)  (c)        78,632
                                          ---------     ---------           ---------
                                            470,392       (31,619)            438,773

OPERATING EXPENSES
  Related to natural gas revenue            381,261           -               381,261
  Other operating expenses                   33,649       (24,155)  (c)         9,494
                                          ---------     ---------            --------
     Total operating expenses               414,910       (24,155)            390,755
                                          ---------     ---------            --------

OPERATING INCOME                             55,482        (7,464)             48,018

INVESTMENT INCOME                                -          3,907   (d)         3,907
OTHER INCOME (EXPENSE), NET                  (2,057)       (1,635)  (c)        (3,692)
                                           --------     ---------            --------
  GROSS INCOME                               53,425        (5,192)             48,233

INTEREST CHARGES                             31,390        (2,730)  (c)        28,660
                                           --------     ---------            --------
  INCOME FROM CONTINUING OPERATIONS          22,035        (2,462)             19,573

DISCONTINUED OPERATIONS                     (12,388)          -               (12,388)
                                           --------     ---------            --------
  NET INCOME                                  9,647        (2,462)              7,185

DIVIDENDS ON PREFERRED STOCK                    101           -                   101
                                           --------     ---------            --------
EARNINGS ON COMMON STOCK                   $  9,546     $  (2,462)           $  7,084
                                           ========     =========            ========
EARNINGS PER COMMON SHARE
  From continuing operations               $    .95     $    (.11)           $    .84
  From discontinued operations             $   (.53)    $     -              $   (.53)
  Earnings per common share                $    .42     $    (.11)           $    .31

AVERAGE COMMON SHARES OUTSTANDING            22,996        22,996              22,996








See Accompanying Notes to Pro Forma Financial Information




                                 WASHINGTON ENERGY COMPANY
              UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                PERIOD ENDED MARCH 31, 1994
                           (in thousands, except per share data)




                                            WECO         Merger                WECO
                                         Historical   Adjustments           PRO FORMA

OPERATING REVENUES
  Sale of natural gas                      $269,079      $    -              $269,079
  Other operating revenues                   43,798       (17,556)  (c)        26,242
                                           --------      --------            --------
                                            312,877       (17,556)            295,321

OPERATING EXPENSES
  Related to natural gas revenue            240,811            -              240,811
  Other operating expenses                   37,789       (13,669)  (c)        24,120
                                           --------      --------            --------
                                            278,600       (13,669)            264,931

  OPERATING INCOME                           34,277        (3,887)             30,390

INVESTMENT INCOME                                -          1,305   (d)         1,305
OTHER INCOME (EXPENSE), NET                    (784)         (859)  (c)        (1,643)
                                           --------      --------            --------
  GROSS INCOME                               33,493        (3,441)             30,052

INTEREST CHARGES                             17,737        (1,059)  (c)        16,678
                                           --------      --------            --------
  NET INCOME                                 15,756        (2,382)             13,373


DIVIDENDS ON PREFERRED STOCK                    682           -                   682
                                           --------      --------            --------
EARNINGS ON COMMON STOCK                   $ 15,074      $ (2,382)           $ 12,691
                                           ========      ========            ========


EARNINGS PER COMMON SHARE                  $    .64     $    (.10)           $    .54


AVERAGE COMMON SHARES OUTSTANDING            23,387        23,387              23,387












See Accompanying Notes to Pro Forma Financial Information



NOTES TO PRO FORMA FINANCIAL INFORMATION

     On May 2, 1994 Washington Energy Company closed the merger of Washington Energy Resources Company into COG Acquisition Company, a wholly-owned subsidiary of Cabot Oil & Gas Corporation. Washington Energy received 2,133,000 shares of Cabot class A common stock, 1,134,000 shares of Cabot 6% convertible preferred stock ("Preferred Stock"), stated value $50, and $63.7 million in cash in exchange for all of the outstanding capital stock of WERCO. The shares of Cabot Preferred Stock is convertible to 1,972,174 shares of Cabot class A common stock making Washington Energy the beneficial owner of 4,105,174 shares in total, representing 16.6% of the class A common stock of Cabot on a diluted basis after assuming conversion of the Preferred Stock into Cabot class A common stock at the date of this transaction. Washington Energy also received the right to two seats on Cabot's Board of Directors.

     Prior to the consummation of this transaction there were no material relationships between Washington Energy and Cabot.


The proforma adjustments for the above transaction are as follows (in thousands):

     (a)  To record the merger transaction at March 31, 1994:

          Property, plant and equipment           $(240,923)
          Accumulated provision for depreciation     79,173
          Current assets                             38,388
          Investment in Cabot                        98,545
          Other assets and deferred charges          (3,686)
          Retained earnings-loss on merger           27,860
          Notes payable and commercial paper            459
          Other current liabilities                  17,002
          Other liabilities and deferred            (16,818)

     (b) To record disbursement of Washington Energy Company funds to redeem commercial paper:

          Cash                                    $ (63,700)
          Commercial Paper                           63,700

     (c) To remove WERCO income items from Washington Energy's income statement:

                                           9/30/93             3/31/94

          Decrease revenues             $ (31,619)           $ (17,556)
          Decrease operating expenses     (24,155)             (13,669)
          Decrease other income            (1,635)                (859)
          Decrease interest expense        (2,730)              (1,059)

          WERCO's revenue and operating expenses have been adjusted to remove revenue and expenses related to the marketing, pipeline and gas storage contractual arrangements retained by Washington Energy Company after the merger.

          Interest expense was adjusted to pro forma the decrease in expense related to the $63.7 million reduction in short-term debt per adjustment (b) above calculated using a weighted average interest rate of 4.2%.

     (d) To record Washington Energy's share of Cabot Net Income (adjusted to include WERCO) for the year ended September 30, 1993 and six months ended March 31, 1994 and to record preferred dividend income.

                                        9/30/93        3/31/94

          Cabot net income              $ 4,131        $ 4,682
          WERCO net income                4,625            981
                                        -------        -------
               Total net income           8,756          5,663

          Less preferred dividends        3,402            851
                                        -------        -------
               Earnings avaiable
                 to common              $ 5,354        $ 4,812
                                        =======        =======
          Washington
            Energy 9.4% share           $   505        $   454

          Preferred dividends             3,402            851
                                        -------        -------
               Total                    $ 3,907        $ 1,305
                                        =======        =======

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - See Exhibits Index at page 10.

     (b)  Reports on Form 8-K.

     A report on Form 8-K was filed by Washington Energy and Washington Natural on February 23, 1994, regarding a shareholder class-action suit filed against the Company.

     A report on Form 8-K was filed by Washington Energy and Washington Natural on March 1, 1994, regarding the signing of a merger agreement between Cabot Oil & Gas Corporation and Washington Energy Resources Company, regarding the Company's board of directors approval of the merger and election of William P. Vititoe as chairman and chief executive officer, and regarding the resignation of Robert R. Golliver, as President and Chief Operating Officer.

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



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer



                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman, President and Chief Executive Officer



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer











July 15, 1994

                                 EXHIBIT INDEX

The following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

10-A Agreement of Merger by and among Cabot Oil & Gas Corporation, COG Acquisition Company, Washington Energy Resources Company and Washington Energy Company, dated February 25, 1994, (incorporated by reference from Exhibits to Washington Energy Company Schedule 13D, for event dated May 2, 1994).

10-B Amendment No. 1 to Agreement of Merger by and among Cabot Oil & Gas Corporation, COG Acquisition Company, Washington Energy Resources Company and Washington Energy Company, dated May 2, 1994 (incorporated by reference from Exhibits to Washington Energy Company Schedule 13D, for event dated May 2,
1994).

10-C Registration Rights Agreement by and between Cabot Oil & Gas Corporation and Washington Energy Company, dated May 2, 1994 (incorporated by reference from Exhibits to Washington Energy Company Schedule 13D, for event dated May 2, 1994).

10-D Standstill and Right of First Refusal Agreement by and among Cabot Oil & Gas Corporation, COG Acquisition Company, and Washington Energy Company, dated February 25, 1994 (incorporated by reference from Exhibits to Washington Energy Company Schedule 13D, for event dated May 2, 1994).

10-E Cabot Oil & Gas Corporation financial statements for the year ended December 31, 1993 (incorporated herein by reference to Cabot Oil & Gas Corporation Form 10-K for the year ended December 31, 1993, File No. 1-10447).

10-F Cabot Oil & Gas Corporation financial statements for the quarter ended March 31, 1994 (incorporated herein by reference to Cabot Oil & Gas Corporation Form 10-Q for the quarter ended March 31, 1994, File No. 1-10447).