Form 10-Q
period 1994-06-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1994-08-15
CIK 225998, 104880

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

          For the three and nine-month periods ended June 30, 1994, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
- ----------  ------------------------------     -------------    --------------
001-11227   Washington Energy Company           Washington        91-1005304
000-11271   Washington Natural Gas Company      Washington        91-1005303


Address of Principal Executive Offices                      Zip Code
- --------------------------------------                      --------
815 Mercer Street, Seattle, Washington                        98109

              Registrants' Telephone Number, Including Area Code
              --------------------------------------------------
                                 (206) 622-6767

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days  Yes _X_   No ___.

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.



                                                                Outstanding
        Registrant                   Title of Stock            June 30, 1994
- ------------------------------       --------------          -----------------
Washington Energy Company             $5 par value               23,617,904

Washington Natural Gas Company        $5 par value               10,718,938



______________________________________________________________________________
______________________________________________________________________________

                                 INTRODUCTION

Washington Energy Company ("Company") or ("Washington Energy"), incorporated under the laws of the State of Washington, is a holding company exempt from the provisions of the Public Utility Holding Company Act of 1935 except Section (a)(2) thereof. It is the parent of Washington Natural Gas Company ("Washington Natural"), a natural gas distribution company incorporated under the laws of the State of Washington. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

                                     INDEX
                                                                        Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . 4

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . 4

           Consolidated Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for September 30, 1993 Balance Sheets, which have been audited.)

             Consolidated Statements of Income -
              Three and Nine Months Ended June 30, 1994
              and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . 5

             Consolidated Balance Sheets -
              June 30, 1994, September 30, 1993
              and June 30, 1993 . . . . . . . . . . . . . . . . . . . . . 6

             Consolidated Statements of
              Capitalization - June 30, 1994 and 1993 . . . . . . . . . . 8

             Consolidated Statements of
              Cash Flows - Three and Nine Months Ended
              June 30, 1994 and 1993  . . . . . . . . . . . . . . . . . . 9

             Consolidated Statements of Shareholders'
              Earnings Reinvested in the Business and
              Premium on Capital Stock - Three and Nine
              Months Ended June 30, 1994 and 1993 . . . . . . . . . . .  11

           Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1993
            Balance Sheets, which have been audited.)

             Statements of Income -
              Three and Nine Months Ended June 30, 1994
              and 1993  . . . . . . . . . . . . . . . . . . . . . . . .  12

             Balance Sheets -
              June 30, 1994, September 30, 1993 and
              June 30, 1993 . . . . . . . . . . . . . . . . . . . . . .  13

                                                                        Page

             Statements of Capitalization -
              June 30, 1994 and 1993  . . . . . . . . . . . . . . . . .  15

             Statements of Cash Flows -
              Three and Nine Months Ended June 30,
              1994 and 1993 . . . . . . . . . . . . . . . . . . . . . .  16

             Statements of Shareholder's Earnings
              Reinvested in the Business and Premium
              on Capital Stock - Three and Nine Months
              Ended June 30, 1994 and 1993  . . . . . . . . . . . . . .  17


         Notes to Financial Statements
          (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  18


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . .   . . . . . .  21


Part II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  25


Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .  25


Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . .  25


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  25


Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


The financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K and quarterly reports on Form 10-Q for the first and second quarters of the current fiscal year.

Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

                      WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                        (In Thousands Except Per Share Amounts)
                                      (Unaudited)

                                               Three Months Ended   Nine Months Ended
                                                    June 30,             June 30,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
OPERATING REVENUES:
  Utility sales of gas                         $ 70,102  $ 66,434  $339,181  $307,840
  Merchandise, conservation products
   and other                                      6,961    16,986    36,086    58,499
  Oil and natural gas operations                      -     7,486         -    21,587
                                               --------  --------  --------  --------
      Total operating revenues                   77,063    90,906   375,267   387,926

OPERATING EXPENSES:
  Purchases of gas                               40,811    32,139   198,623   155,403
  Utility operations and maintenance             26,159    15,978    59,461    49,288
  Other operations                                8,094    17,387    32,794    54,089
  Depreciation, depletion and amortization        7,532     9,038    22,594    27,315
  General taxes                                   9,990    10,120    35,586    34,043
  Federal income taxes                           (8,487)   (1,352)   (1,412)   13,228
                                               --------  --------  --------  --------
      Total operating expenses                   84,099    83,310   347,646   333,366
                                               --------  --------   -------  --------
OPERATING INCOME (LOSS)                          (7,036)    7,596    27,621    54,560

OTHER INCOME (EXPENSE)

  Pre-tax loss on merger of subsidiary (Note 5)  (4,694)        -    (4,694)        -
  Federal income taxes on merger                (24,274)        -   (24,274)        -
  Preferred dividend requirement -
   Washington Natural Gas Company                (1,117)     (652)   (2,852)   (1,960)
  Other, net                                     (2,325)     (136)   (2,144)      (41)
                                               --------  --------  --------  --------
      Gross income (loss)                       (39,446)    6,808    (6,343)   52,559

INTEREST EXPENSE:
  Interest on long-term debt                      7,738     6,568    22,839    19,636
  Interest on short-term debt                     1,306     1,403     3,972     4,121
  Other interest charges, net                       426      (129)        6      (648)
                                               --------  --------  --------  --------
      Total interest expense                      9,470     7,842    26,817    23,109
                                               --------  --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS        (48,916)   (1,034)  (33,160)   29,450

DISCONTINUED OPERATIONS
  Loss from operations, net of income tax             -      (667)        -    (2,007)
                                               --------  --------  --------  --------
NET INCOME (LOSS)                               (48,916)   (1,701)  (33,160)   27,443

DIVIDENDS ON PREFERRED STOCK                          -        24         9        76
EXCESS PREMIUM - PREFERRED REDEMPTION                 -         -       673         -
                                               --------  --------  --------  --------
EARNINGS (LOSS) ON COMMON STOCK                $(48,916) $ (1,725) $(33,842) $ 27,367
                                               ========  ========  ========  ========
EARNINGS (LOSS) PER COMMON SHARE:
   From continuing operations                  $  (2.08) $   (.05) $  (1.44) $   1.28
   From discontinued operations                       -      (.02)        -      (.09)
                                               --------  --------  --------  --------
NET INCOME (LOSS)                              $  (2.08) $   (.07) $  (1.44) $   1.19
                                               ========  ========  ========  ========

DIVIDENDS PER SHARE                            $    .25  $    .35  $    .75  $   1.05
AVERAGE COMMON SHARES OUTSTANDING                23,529    23,129    23,435    22,917




    The accompanying notes are an integral part of these consolidated financial statements.


                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - JUNE 30, 1994 (Unaudited),
                    SEPTEMBER 30, 1993 AND JUNE 30, 1993 (Unaudited)
                                    (In Thousands)


                                        ASSETS



                                                          June       September     June
                                                        30, 1994     30, 1993    30, 1993
                                                      ----------    ----------   --------
    PROPERTY, PLANT AND EQUIPMENT:
      Utility plant, at original cost                 $  947,753    $  888,944   $873,939
      Oil and gas (on full cost method),
       coal and other                                     54,086       258,304    262,206
      Accumulated provisions for depreciation,
       depletion and amortization                       (246,692)     (295,755)  (297,204)
                                                      ----------    ----------   --------
          Net property, plant and equipment              755,147       851,493    838,941


    CURRENT ASSETS:
      Cash and cash equivalents                            5,067        13,049      2,932
      Accounts receivable, net                            16,894        20,868     20,482
      Unbilled revenue                                    10,538        11,072      8,953
      Federal income taxes                                23,954        15,354      3,609
      Purchased gas receivable                             6,171        23,869     11,263
      Materials and supplies, at average cost             19,900        40,779     30,952
                                                      ----------    ----------   --------
          Total current assets                            82,524       124,991     78,191


    INVESTMENT IN UNCONSOLIDATED AFFILIATE (NOTE 5)       98,317             -          -


    OTHER ASSETS AND DEFERRED CHARGES:
      Utility tax asset                                   18,767        18,767     17,004
      Environmental remediation receivable                31,930             -          -
      Deferred charges and other                          30,201        40,805     39,473
                                                      ----------    ----------   --------
          Total other assets and deferred charges         80,898        59,572     56,477
                                                      ----------    ----------   --------
          Total assets                                $1,016,886    $1,036,056   $973,609
                                                      ==========    ==========   ========















    The accompanying notes are an integral part of these consolidated balance sheets.


                                      (Continued)

                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS  - JUNE 30, 1994 (Unaudited),
                    SEPTEMBER 30, 1993 AND JUNE 30, 1993 (Unaudited)
                                     (In Thousands)



                            CAPITALIZATION AND LIABILITIES


                                                          June       September      June
                                                        30, 1994      30, 1993    30, 1993
                                                      ----------     ---------    --------
    CAPITALIZATION (see statements):
      Common shareholders' interest                   $  274,805    $  322,931    $346,798
      Preferred stock                                     60,000        17,300      27,300
      Long-term debt                                     330,200       353,400     276,400
                                                      ----------    ----------    --------
          Total capitalization                           665,005       693,631     650,498


    CURRENT LIABILITIES:
      Notes payable and commercial paper                  98,413       145,498     133,809
      Current sinking fund requirements
       and debt maturities                                20,140         5,528      14,508
      Accounts payable                                    25,308        44,484      53,518
      Environmental remediation liability                  9,446             -           -
      Accrued general taxes                               10,532        14,198      11,233
      Net liabilities - discontinued operations              657         2,919           -
      Other current liabilities                           29,385        16,581           -
                                                      ----------    ----------    --------
          Total current liabilities                      193,881       229,208     213,068


    DEFERRED CREDITS AND OTHER LIABILITIES:
      Accumulated deferred income taxes                  102,381        78,688      71,781
      Other utility tax liabilities                       13,139        13,139      16,985
      Unamortized investment tax credits                  10,319        10,913      11,115
      Contributions in aid of construction                11,628        10,113       9,768
      Realization reserves and other                      20,533           364         394
                                                      ----------    ----------    --------
          Total deferred credits and
           other liabilities                             158,000       113,217     110,043
                                                      ----------    ----------    --------
          Total capitalization and liabilities        $1,016,886    $1,036,056    $973,609
                                                      ==========    ==========    ========









    The accompanying notes are an integral part of these consolidated balance sheets.


                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)


                                                                       1994        1993
                                                                     --------    --------
    COMMON SHAREHOLDERS' INTEREST:
      Common stock, $5 par value; authorized 50,000,000
       shares, outstanding 23,617,904 and 23,210,956 shares           $118,090    $116,055
      Premium on capital stock                                         199,664     196,340
      Shareholders' earnings (deficit) reinvested in the business      (42,949)     34,403
                                                                      --------    --------
          Total common shareholders' interest                          274,805     346,798

    PREFERRED STOCK:
      Cumulative; authorized                   Shares Outstanding
        1,000,000 shares of $100                  at June 30,
        par value and 4,000,000               --------------------
        shares of $25 par value                1994          1993
                                              ------        ------
             5%, Series A, $100 par value                       21           -       2,100
             6%, Series B, $100 par value                       24           -       2,448
         8-7/8%, Series C, $100 par value                       30           -       3,000
         8-3/4%, Series F, $100 par value                       50           -       5,000
         8-3/4%, Series I,  $25 par value                      800           -      20,000
          7.45%, Series II, $25 par value     2,400                     60,000           -

      Less - Sinking fund requirements
         included in current liabilities                                     -      (5,248)
                                                                      --------    --------
          Total preferred stock                                         60,000      27,300


    LONG-TERM DEBT:
      First Mortgage Bonds
         6-7/8% due 1993                                                     -       3,980
            12% due 1993                                                     -       5,000
          9.96% due 1995                                                40,000      40,000
         8-7/8% due 1996                                                     -       3,200
          8.80% due 1996                                                25,000      25,000
         8-1/8% due 1997                                                 3,340       3,480
        10-1/4% due 1997                                                30,000      30,000
          9.60% due 2000                                                25,000      25,000
          9.57% due 2020                                                25,000      25,000
        Secured Medium-Term Notes, Series A
          5.55% and 5.67% due 1995                                      20,000      20,000
          8.25% due 1998                                                11,000      11,000
          7.08% due 1999                                                10,000      10,000
          8.51% through 8.55% due 2001                                  19,000      19,000
          7.53% and 7.91% due 2002                                      30,000      30,000
          8.25% through 8.40% due 2022                                  35,000      35,000
        Secured Medium-Term Notes, Series B
          6.23% through 6.31% due 2003                                  28,000           -
          6.07% and 6.10% due 2004                                      18,500           -
          6.51% and 6.53% due 2008                                       4,500           -
          6.83% and 6.90% due 2013                                      13,000           -
          7.19% due 2023                                                13,000           -
                                                                      --------    --------
                                                                       350,340     285,660
      Less sinking-fund requirements and
       maturities included in current liabilities                      (20,140)     (9,260)
                                                                      --------    --------
          Total long-term debt                                         330,200     276,400
                                                                      --------    --------
    TOTAL CAPITALIZATION                                              $665,005    $650,498
                                                                      ========    ========


    The accompanying notes are an integral part of these consolidated financial statements.


                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)

                                                 Three Months Ended    Nine Months Ended
                                                      June 30,              June 30,
                                                   1994       1993       1994       1993
                                                 --------   --------   --------   --------
CASH FLOW PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net income (loss) from continuing operations   $(48,916)  $ (1,034)  $(33,160)  $ 29,450
                                                 --------   --------   --------   --------
  Adjustments to reconcile net income (loss)
   from continuing operations to net cash
   provided by operating activities:
    Undistributed earnings - unconsolidated
     affiliate                                       (395)         -       (484)         -
    Pre-tax loss on merger of subsidiary            4,694          -      4,694          -
    Depreciation, depletion and amortization        7,631      9,130     22,887     27,588
    Sale of accounts receivable                   (15,000)    10,000    (15,000)    10,000
    Provision for uncollectible accounts
     receivable                                       311        383      1,401      1,437
    Increase (decrease) in:
      Federal income tax payable:
        Current                                   (13,446)    (2,336)   (10,709)     2,611
        Deferred                                   14,304       (167)     7,064      5,560
        Deferred tax on merger                     23,999          -     23,999          -
      Accounts receivable                          29,240     35,006     24,440    (13,739)
      Materials and supplies                       (5,713)   (11,622)    19,993      5,288
      Accounts payable                             (5,313)    (4,412)    (2,350)    (7,199)
      Deferred charges                              1,247     (6,368)   (10,666)   (19,934)
      Other assets and liabilities                   (535)     2,377      4,589      6,895
    Other                                             266        985      4,186      2,729
                                                 --------   --------   --------   --------
      Total adjustments                            41,290     32,976     74,044     21,236
                                                 --------   --------   --------   --------
      Net cash provided by (used in)
       operating activities                        (7,626)    31,942     40,884     50,686
                                                 --------   --------   --------   --------
CASH FLOW (USED IN) PROVIDED BY
 INVESTING ACTIVITIES:
  Utility plant additions                         (18,366)   (22,844)   (60,819)   (65,995)
  Coal, oil and gas, and other property
    expenditures                                        -     (9,124)    (1,799)   (23,581)
  Investment in unconsolidated subsidiaries        (1,772)         -    (20,238)         -
  Proceeds from sale of subsidiary                 63,660          -     63,660          -
                                                 --------   --------   --------   --------
      Net cash (used in) provided by
       investing activities                        43,522    (31,968)   (19,196)   (89,576)
                                                 --------   --------   --------   --------


                         WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                       (In Thousands)
                                        (Unaudited)

                                        (Continued)


                                                 Three Months Ended    Nine Months Ended
                                                      June 30,              June 30,
                                                   1994       1993       1994       1993
                                                 --------   --------   --------   --------
CASH FLOW PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Commercial paper, net                           (28,229)     4,519    (47,085)    12,699
  Bank loans, net                                       -          -          -    (17,100)
  Proceeds from issuance of common stock            1,606      2,260      5,029     68,449
  Proceeds from preferred stock                       (13)         -     58,782          -
  Redemptions and repurchases:
    Preferred stock                                     -          -    (23,222)      (200)
    Long-term debt                                 (3,200)      (140)    (3,340)      (280)
  Cash dividend payments:
    Common                                         (5,878)    (8,087)   (17,563)   (24,157)
    Preferred                                           -        (24)        (9)       (76)
                                                 --------   --------   --------   --------
      Net cash provided by (used in)
       financing activities                       (35,714)    (1,472)   (27,408)    39,335
                                                 --------   --------   --------   --------
Net cash provided by (used in)
 continuing operations                                182     (1,498)    (5,720)       445
Net cash used in discontinued
 operations                                          (585)    (1,065)    (2,262)    (2,925)
                                                 --------   --------   --------   --------
Net decrease in cash and cash equivalents            (403)    (2,563)    (7,982)    (2,480)
   Beginning cash and cash equivalents              5,470      5,495     13,049      5,412
                                                 --------   --------   --------   --------
   Ending cash and cash equivalents              $  5,067   $  2,932   $  5,067   $  2,932
                                                 ========   ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
   Interest paid (net of amount capitalized)     $  5,595   $  2,614   $ 22,495   $ 17,675
   Income taxes paid (received)                      (100)     1,043        200      4,791









The accompanying notes are an integral part of these consolidated financial statements.


                         WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS (DEFICIT)
                         REINVESTED IN THE BUSINESS AND PREMIUM ON
                     CAPITAL STOCK FOR THE THREE AND NINE MONTHS ENDED
                                   JUNE 30, 1994 AND 1993
                                       (In Thousands)
                                        (Unaudited)



                                               Three Months Ended   Nine Months Ended
                                                    June 30,            June 30,
                                                   1994       1993       1994       1993
                                                 --------   --------   --------   --------
Balance at beginning of period                   $ 11,845   $ 44,215   $  8,457   $ 31,193

  Net income (loss)                               (48,916)    (1,701)   (33,160)    27,443
  Excess premium - preferred redemption                 -          -       (673)         -
  Cash dividends on capital stock:
    Common stock                                   (5,878)    (8,087)   (17,564)   (24,157)
    Preferred stock
           5%, Series A                                 -         (8)        (3)       (25)
           6%, Series B                                 -         (3)        (1)       (10)
       8-7/8%, Series C                                 -        (13)        (5)       (41)
                                                 --------   --------   --------   --------
Balance at end of period                         $(42,949)  $ 34,403   $(42,949)  $ 34,403
                                                 ========   ========   ========   ========






                    CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                 Three Months Ended     Nine Months Ended
                                                       June 30,              June 30,
                                                   1994       1993       1994       1993
                                                 --------   --------   --------   --------

Balance at beginning of period                   $198,600   $194,753   $197,917   $145,075
  Excess of proceeds over par value
   of common stock issued by public
   offering, less expense of sale                       -          -          -     46,543
  Excess of cost over par value of
   preferred stock reacquired                           -          -       (492)         -
  Excess of purchase price over par
   value of shares of common stock
   issued under employee stock pur-
   chase, and option plans and
   Directors Stock Bonus Plan                         147        188        482        635
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Rein-
   vestment and Stock Purchase Plan                   930      1,535      3,014      4,465
  Common and preferred stock expense                  (13)      (136)    (1,257)      (378)
                                                 --------   --------   --------   --------
Balance at end of period                         $199,664   $196,340   $199,664   $196,340
                                                 ========   ========   ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.


                             WASHINGTON NATURAL GAS COMPANY
                                  STATEMENTS OF INCOME
               FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)

                                               Three Months Ended   Nine Months Ended
                                                    June 30,             June 30,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
OPERATING REVENUES:
  Sales of gas                                 $ 70,101  $ 66,434  $339,180  $307,840
  Merchandise and conservation products            (210)   15,526     5,094    53,183
                                               --------  --------  --------   -------
      Total operating revenues                   69,891    81,960   344,274   361,023

OPERATING EXPENSES:
  Purchases of gas                               40,811    32,139   198,623   155,667
  Utility operations and maintenance             26,160    16,308    59,488    49,618
  Other operations                                  314    13,205     1,323    42,089
  Depreciation                                    7,531     6,934    22,594    21,000
  General taxes                                   9,660     9,160    34,466    31,510
  Federal income taxes                           (8,180)   (1,070)      613    13,088
                                               --------  --------  --------   -------
      Total operating expenses                   76,296    76,676   317,107   312,972
                                               --------  --------  --------   -------
OPERATING INCOME (LOSS)                          (6,405)    5,284    27,167    48,051
OTHER EXPENSE, NET                               (2,840)     (276)   (3,047)     (671)
                                               --------  --------  --------   -------
      Gross income (loss)                        (9,245)    5,008    24,120    47,380

INTEREST EXPENSE:
  Interest on long-term debt                      7,504     6,297    22,072    18,835
  Interest on short-term debt                        64       141       (89)      716
  Other interest charges, net                       155       109       727       347
                                               --------  --------  --------   -------
      Total interest expense                      7,723     6,547    22,710    19,898
                                               --------  --------  --------   -------
NET INCOME (LOSS)                               (16,968)   (1,539)    1,410    27,482
DIVIDENDS ON PREFERRED STOCK                      1,117       679     2,861     2,043
EXCESS PREMIUM - PREFERRED REDEMPTION                 -         -       798         -
                                               --------  --------  --------   -------
EARNINGS (LOSS) ON COMMON STOCK                $(18,085) $ (2,218) $ (2,249) $ 25,439
                                               ========  ========  ========  ========












    The accompanying notes are an integral part of these financial statements.


                             WASHINGTON NATURAL GAS COMPANY
                      BALANCE SHEETS - JUNE 30, 1994 (Unaudited),
                   SEPTEMBER 30, 1993 AND  JUNE 30, 1993 (Unaudited)
                                    (In Thousands)


                                         ASSETS



                                                        June     September    June
                                                      30, 1994   30, 1993   30, 1993
                                                      --------   --------   --------
    UTILITY PLANT, at original cost                   $947,753   $888,944   $873,939
      Accumulated provision for depreciation          (236,762)  (215,474)  (215,327)
                                                      --------   --------   --------
          Net utility plant                            710,991    673,470    658,612


    RECEIVABLES FROM AFFILIATED COMPANIES                2,320      4,459      2,597


    CURRENT ASSETS:
      Cash and cash equivalents                          1,381      9,773      2,071
      Accounts receivable, net                          39,483     52,007     28,012
      Materials and supplies, at average cost           19,641     39,606     29,654
                                                      --------   --------   --------
          Total current assets                          60,505    101,386     59,737


    OTHER ASSETS AND DEFERRED CHARGES:
      Utility tax asset                                 18,767     18,767     17,004
      Environmental remediation receivable              31,930          -          -
      Deferred charges and other                        23,227     36,434     35,571
                                                      --------   --------   --------
          Total other assets and deferred charges       73,924     55,201     52,575
                                                      --------   --------   --------
          Total assets                                $847,740   $834,516   $773,521
                                                      ========   ========   ========

















    The accompanying notes are an integral part of these balance sheets.


                                      (Continued)

                             WASHINGTON NATURAL GAS COMPANY
                      BALANCE SHEETS - JUNE 30, 1994 (Unaudited),
                   SEPTEMBER 30, 1993 AND  JUNE 30, 1994 (Unaudited)
                                    (In Thousands)



                            CAPITALIZATION AND LIABILITIES


                                                        June    September     June
                                                      30, 1994  30, 1993    30, 1993
                                                      --------  ---------   --------
    CAPITALIZATION (see statements):
      Common shareholder's interest                   $246,369   $262,334   $272,118
      Preferred stock                                   60,000     17,300     27,300
      Long-term debt                                   330,200    353,400    276,400
                                                      --------   --------   --------
          Total capitalization                         636,569    633,034    575,818


    CURRENT LIABILITIES:
      Current sinking fund requirements
       and debt maturities                              20,140      5,580     14,560
      Accounts payable                                  22,328     27,489     21,882
      Environmental remediation liability                9,446          -          -
      Accrued general taxes                             10,359     10,755      8,548
      Other current liabilities                         21,879     11,204     17,187
                                                      --------   --------   --------
          Total current liabilities                     84,152     55,028     62,177


    PAYABLE TO AFFILIATED COMPANIES                     24,493     49,809     45,291
                                                      --------   --------   --------

    DEFERRED CREDITS AND OTHER LIABILITIES:
      Deferred income taxes                             66,271     62,480     52,368
      Other utility tax liabilities                     13,139     13,139     16,985
      Unamortized investment tax credits                10,319     10,913     11,115
      Contributions in aid of construction              11,627     10,113      9,767
      Other                                              1,170          -          -
                                                      --------   --------   --------
          Total deferred credits and
           other liabilities                           102,526     96,645     90,235
                                                      --------   --------   --------
          Total capitalization and liabilities        $847,740   $834,516   $773,521
                                                      ========   ========   ========







    The accompanying notes are an integral part of these balance sheets.


                             WASHINGTON NATURAL GAS COMPANY
                              STATEMENTS OF CAPITALIZATION
                                 JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)

                                                                  1994      1993
                                                                --------  --------
    COMMON SHAREHOLDER'S INTEREST:
      Common stock, $5 par value; authorized 25,000,000
       shares, outstanding 10,718,938 and 10,457,752 shares     $ 53,595  $ 52,289
      Premium on capital stock                                   163,867   159,877
      Shareholder's earnings reinvested
        in the business                                           28,907    59,952
                                                                --------  --------
          Total common shareholder's interest                    246,369   272,118

    PREFERRED STOCK:                              Shares
      Cumulative; authorized                 Outstanding at
        1,000,000 shares of $100                 June 30,
        par value and 4,000,000               ---------------
        of $25 par value                       1994     1993
                                              ------   ------
             5%, Series A, $100 par value          -       21          -     2,100
             6%, Series B, $100 par value          -       25          -     2,500
         8-7/8%, Series C, $100 par value          -       30          -     3,000
         8-3/4%, Series F, $100 par value          -       50          -     5,000
         8-3/4%, Series I, $25 par value           -      800          -    20,000
          7.45%, Series II, $25 par value      2,400        -     60,000         -

      Less - Sinking fund requirements
       included in current liabilities                                 -    (5,300)
                                                                --------  --------
          Total preferred stock                                   60,000    27,300

    LONG-TERM DEBT:
      First Mortgage Bonds -
         6-7/8% due 1993                                               -     3,980
            12% due 1993                                               -     5,000
          9.96% due 1995                                          40,000    40,000
         8-7/8% due 1996                                               -     3,200
          8.80% due 1996                                          25,000    25,000
         8-1/8% due 1997                                           3,340     3,480
        10-1/4% due 1997                                          30,000    30,000
          9.60% due 2000                                          25,000    25,000
          9.57% due 2020                                          25,000    25,000
        Secured Medium-Term Notes, Series A
          5.55% and 5.67% due 1995                                20,000    20,000
          8.25% due 1998                                          11,000    11,000
          7.08% due 1999                                          10,000    10,000
          8.51% to 8.55% due 2001                                 19,000    19,000
          7.53% and 7.91% due 2002                                30,000    30,000
          8.25% to 8.40% due 2022                                 35,000    35,000
        Secured Medium-Term Notes, Series B
          6.23% through 6.31% due 2003                            28,000         -
          6.07% and 6.10% due 2004                                18,500         -
          6.51% and 6.53% due 2008                                 4,500         -
          6.83% and 6.90% due 2013                                13,000         -
          7.19% due 2023                                          13,000         -
                                                                --------  --------
                                                                 350,340   285,660
      Less sinking-fund requirements and matur-
       ities included in current liabilities                     (20,140)   (9,260)
                                                                --------  --------
          Total long-term debt                                   330,200   276,400
                                                                --------  --------
    TOTAL CAPITALIZATION                                        $636,569  $575,818
                                                                ========  ========




    The accompanying notes are an integral part of these financial statements.


                             WASHINGTON NATURAL GAS COMPANY
                                STATEMENTS OF CASH FLOWS
               FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)



                                               Three Months Ended   Nine Months Ended
                                                    June 30,             June 30,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------


CASH FLOW PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net income (loss)                            $(16,968) $ (1,539) $  1,410  $ 27,482
                                               --------  --------  --------  --------
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                 7,630     7,024    22,887    21,272
    Sale of accounts receivable                 (15,000)   10,000   (15,000)   10,000
    Provision for uncollectible accounts
      receivable                                    311       382     1,401     1,434
    Increase (decrease) in:
      Federal income tax payable
        Current                                 (10,715)   (2,152)   (8,131)    9,927
        Deferred                                  1,022       938     3,197     2,814
      Accounts receivable                        37,956    31,135    36,393    (7,979)
      Materials and supplies                     (5,688)  (11,318)   19,965     5,309
      Accounts payable                           (7,887)   (2,417)   (7,004)       77
      Deferred charges                            1,502    (6,364)   (9,277)  (18,021)
      Other assets and liabilities                6,727     2,506    10,576     5,059
    Other                                           (87)      747     2,003     2,029
                                               --------  --------  --------  --------
      Total adjustments                          15,771    30,481    57,010    31,921
                                               --------  --------  --------  --------
      Net cash provided by (used in)
       operating activities                      (1,197)   28,942    58,420    59,403
                                               --------  --------  --------  --------
CASH FLOW (USED IN) INVESTING ACTIVITIES:
  Utility plant additions                       (18,366)  (22,844)  (60,819)  (65,995)
                                               --------  --------  --------  --------
CASH FLOW PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          1,603     2,213     4,795    61,949
  Proceeds from debt financing:
    Preferred stock                                 (13)        -    58,782         -
    Commercial paper                             22,961     2,551   (23,473)  (14,486)
    Bank loans, net                                   -         -         -   (17,100)
  Redemptions and repurchases:
    Preferred stock                                   -      (100)  (23,399)     (300)
    Long-term debt                               (3,200)     (140)   (3,340)     (280)
  Cash dividend payments:
    Common                                       (4,260)  (10,804)  (16,937)  (20,575)
    Preferred                                    (1,118)     (682)   (2,421)   (2,046)
                                               --------  --------  --------  --------
      Net cash provided by (used in)
       financing activities                      15,973    (6,962)   (5,993)    7,162
                                               --------  --------  --------  --------

Net Increase (Decrease) in Cash
  and Cash Equivalents                           (3,590)     (864)   (8,392)      570
Beginning Cash and Cash Equivalents               4,971     2,935     9,773     1,501
                                               --------  --------  --------  --------
ENDING CASH AND CASH EQUIVALENTS               $  1,381  $  2,071  $  1,381  $  2,071
                                               ========  ========  ========  ========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
    Interest paid                             $   3,877  $  1,491  $ 18,549   $14,722
    Income taxes paid                                 -         -         -         -


    The accompanying notes are an integral part of these financial statements.


                             WASHINGTON NATURAL GAS COMPANY
                          STATEMENTS OF SHAREHOLDER'S EARNINGS
                       REINVESTED IN THE BUSINESS AND PREMIUM ON
                   CAPITAL STOCK FOR THE THREE AND NINE MONTHS ENDED
                                 JUNE 30, 1994 AND 1993
                                     (In Thousands)
                                      (Unaudited)



                                               Three Months Ended  Nine Months Ended
                                                    June 30,            June 30,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------
Balance at beginning of period                 $ 51,253  $ 72,974  $ 48,094  $ 55,088

  Net income (loss)                             (16,968)   (1,539)    1,410    27,482
  Excess premium - preferred redemption               -         -      (798)        -
  Cash dividends declared:
    Common stock                                 (4,260)  (10,804)  (16,938)  (20,575)
    Cumulative preferred stock -
           5%, Series A                               -       (26)        -       (81)
           6%, Series B                               -       (40)        -      (117)
       8-7/8%, Series C                               -       (66)        -      (204)
       8-3/4%, Series F                               -      (109)        -      (328)
       8-3/4%, Series I                               -      (438)        -    (1,313)
        7.45%, Series II                         (1,118)        -    (2,861)        -
                                               --------  --------  --------  --------
Balance at end of period                       $ 28,907  $ 59,952  $ 28,907  $ 59,952
                                               ========  ========  ========  ========






                        STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                               Three Months Ended  Nine Months Ended
                                                    June 30,             June 30,
                                                 1994      1993      1994      1993
                                               --------  --------  --------  --------

Balance at beginning of period                 $162,619  $158,173  $161,618  $108,186
  Excess of proceeds over par value
   of common stock issued to parent
   company, less expense of sale                      -         -         -    46,714
  Excess of cost over par value of
   preferred stock reacquired                         -         -      (331)        -
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Employee Stock Purchase Plan                     170       182       350       361
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Dividend Reinvestment and Stock
   Purchase Plan                                  1,091     1,688     3,472     4,910

  Common and preferred stock expense                (13)     (166)   (1,242)     (294)
                                               --------  --------  --------  --------
Balance at end of period                       $163,867  $159,877  $163,867  $159,877
                                               ========  ========  ========  ========


    The accompanying notes are an integral part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS (Unaudited)


1. The consolidated financial statements include the accounts of Washington Energy Company, and its wholly owned subsidiaries, after elimination of intercompany items and transactions: Washington Natural Gas Company; Thermal Efficiency, Inc.; ThermRail, Inc; WECO Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc. and its wholly-owned subsidiary; Holdings Northwest, Inc; Washington Energy Services Company ("Services") and Washington Energy Gas Marketing Company. Due to the merger of Washington Energy Resources Company ("Resources") into a subsidiary of Cabot Oil & Gas Company ("Cabot"), Houston, Texas, the current fiscal year financial statements show Resources earnings in Other Income, using the equity method of accounting. The prior year statements continue to reflect Resources on a consolidated basis.

   In the opinion of management, all adjustments necessary to a fair presen-tation of the results for the three and nine month periods have been reflected and were of a normal recurring nature.

2. Reference is made to the notes to the financial statements included on pages 49 through 82 in the Registrants' Form 10-K annual report for the fiscal year ended September 30, 1993. Those notes include a summary of significant accounting policies and a description of other events and transactions which should be read in connection with the accompanying financial statements.

3. Dividends on Washington Energy common stock are payable when and as declared by the Board of Directors out of funds legally available there-for.

   There is no formal restriction on payment of common dividends by Washing-ton Energy. At June 30, 1994, retained earnings of Washington Natural were restricted under terms of the indentures securing Washington Natu-ral's First Mortgage Bonds. Washington Natural is not in violation of its First Mortgage Bond indentures, but it cannot issue dividends to Washing-ton Energy until it increases its retained earnings by $11.3 million.

4. Washington Natural has principal responsibility for the cleanup of a former manufactured gas plant site in the Tide Flats area of Tacoma, Washington, which the U.S. Environmental Protection Agency has determined contains several contaminants and requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act, as amended. Remediation activities are expected to be substantially completed by the end of calendar 1994. Based upon current cleanup cost estimates and the cost of insurance litigation, described below, less insurance recoveries to date totaling $7.1 million, Washington Natural's share of the cleanup cost at this site is estimated to be $31.9 million. In the March, 1994 quarter Washington Natural recorded a current liability for the difference between the estimated total cleanup cost unrecovered at the time of $31.9 million and the $19.8 million of expenditures incurred through March, 1994, and also recorded a corresponding receivable in the amount of $31.9 million for the probable insurance recovery based upon the litigation described below.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  (Cont'd)

   In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies which provided insurance to Washington Natural at various times dating back to the 1940's. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural. Under the terms of the final judgment, Washington Natural is entitled to collect its present and future uncompen-sated reasonable and necessary costs in remediating the site from the policies of the four remaining insurer defendants in the action. The liability of these insurers is joint and several, up to the annual limits of their policies and subject to relevant underlying limits. The judgment provides for limitation of some of the insurers' liability based on the presence in their policies of "alienated premises" clauses. However, Washington Natural does not expect this limitation to affect its ability to collect all of its remediation costs. The final judgment further awards Washington Natural prejudgment interest and declares that Washing-ton Natural is entitled to collect its reasonable attorney fees and costs incurred in obtaining coverage of its remediation costs. The defendants have appealed the judgment to the Washington State Court of Appeals, Division I.

   In the June 1994 quarter, Washington Natural also accrued an additional $2.2 million pre-tax ($1.5 million after-tax) expense for estimated environmental investigation, legal and remediation costs associated with several former manufactured gas plant sites.

   Based on all known facts and analyses, Washington Natural believes it is not reasonably likely that the identified environmental liabilities after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a materially adverse impact on Washington Natural's financial position or operating results and cash flow trends.

5. On May 2, 1994, the Company merged its oil and gas exploration and production subsidiary, Resources into a wholly owned subsidiary of Cabot in a tax-free exchange. The Company received 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of 6% convertible voting preferred stock of Cabot, stated value $50, and $63.7 million cash in exchange for all the outstanding capital stock of Resources. The 1,134,000 shares of Cabot preferred stock are convertible into 1,972,174 shares of Cabot Class A common stock, making Washington Energy the beneficial owner of 4,105,174 Class A common shares in total representing 16.6% of the Class A common stock on a diluted basis, assuming conversion of the preferred stock owned by the Company. As part of the transaction Cabot increased its Board of Directors from ten to twelve and agreed to appoint two directors nominated by the Company to fill the new positions. The Company recorded an after-tax loss on the merger of $12.2 million after provision for deferred taxes of approximately $33.0 million and established an after-tax reserve of $4.4 million for a potential downward purchase price adjustment based on the performance of wells in a certain field over a one-year time horizon.

   Excluded from the merger were certain firm gas transportation, storage and other contractual arrangements of Resources which were retained by the Company. In the quarter ended June 30, 1994, the Company established after-tax reserves of $12.4 million for anticipated future losses associ-ated with these excluded contractual arrangements.

   The recorded investment in Cabot of $98.3 million at June 30, 1994, consisted of $46.7 million equity in Cabot common stock and $51.6 million investment in preferred stock. During the third quarter of 1994, the Company recorded an equity net loss of $142,000, based on Cabot's earn-ings, received common dividends of $85,000 and accrued preferred dividends of $567,000. Based on the closing price on the New York Stock Exchange on June 30, 1994 the aggregate fair value of the Company's investment in Cabot common stock was $44.5 million.

            NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                  (Cont'd)


   Although the Company's interest in Cabot's total voting securities outstanding is less than 20%, this investment is being accounted for using the equity method because the Company, through its representation of two seats on Cabot's Board, has the ability to exercise significant control over operating and financial policies of Cabot.

6. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes," which supersedes SFAS No. 96, the accounting standard the Company had followed since 1987. The Company adopted SFAS No. 109 as of October 1, 1993 with no significant impact on the financial statements of the Company.

7. The Company formed Services, effective October 1, 1993. This new subsid-iary consolidates the Company's merchandising of energy and security products for the home, including merchandising operations previously managed by Washington Natural. While the reporting of merchandising operations by Washington Energy is not affected by this formation, Washington Natural's results of operations will no longer include the revenues and expenses from the merchandising operations previously managed by it. Washington Natural's gross operating revenue and net operating income without the transferred merchandising operations are shown below:

                                                        (in thousands)
                                           Three Months Ended  Nine Months Ended
                                                June 30,            June 30,
                                             1994      1993      1994      1993
                                           --------  --------  --------  --------
     Gross operating revenues               $70,101   $66,435  $339,180  $311,701
     Net operating income (loss)             (6,405)    3,220    27,167    42,940

8. A class-action lawsuit was filed against Washington Energy and two of its officers in the United States District Court, Western District of Washington, in February, 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May, 1994, Washington Energy filed a Motion to Dismiss. Discovery in the case was stayed pending resolu-tion of this motion and on July 25, 1994, the District Court issued its Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. Subject to the filing of any motions which would extend the appeal period, plaintiffs have until August 24, 1994 to appeal the judgment.

9. In the third quarter of fiscal 1994, the Company recognized $11.9 million of restructuring and other one-time, after-tax charges predominantly related to Washington Natural. After-tax charges totaling $4.6 million relate to restructuring and downsizing utility operations and include expected employee severance costs and expensing the costs incurred in planning a new headquar-ters building which is not needed currently. The employee severance charge of $2.3 million after-tax ($3.5 million pre-tax) anticipates a staffing reduction of 10% from the October 1993 level of 1,480 employees. All departments are currently reviewing processes and staffing requirements. As of June 30, 1994 staffing levels had declined by approximately 3% and $341,000 in termination benefits had been paid out. The staff reduction will be largely completed by September 30, 1994.

   The third quarter charges also included reserves established by Washington Natural for estimated environmental investigation, legal and remediation costs associated with several former manufactured gas plant sites and the write off of certain deferred costs. These charges totaled $1.5 million, after-tax. Washington Natural also recognized a liability of $2.2 million after-tax for its supplemental executive retirement plan to reflect recent management changes and the timing difference between payments under the plan and the receipt of life insurance proceeds that fund the plan.

                     _________________________________


   Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company ("Company") recorded various one-time charges in the third-quarter totaling $40.9 million, or $1.74 per share which resulted in a net loss from continuing operations of $48.9 million for the quarter ended June 30, 1994.

The following chart shows a summary of results for the three and nine months ended June 30, 1994 and 1993. The per share amounts are after preferred dividends and excess premium paid on preferred stock.

                                               ($in millions except per share numbers)

                                      3 months ended June 30,                9 months ended June 30,
                                        1994              1993                 1994              1993
                                  Earnings    Per    Earnings  Per       Earnings    Per    Earnings    Per
                                   (Loss)    Share    (Loss)  Share       (Loss)    Share    (Loss)    Share
Before third quarter charges      $ (8.0)   $ (.34)    $(1.0) $(.05)     $  7.1    $  .30     $ 29.5   $1.28
Third quarter charges              (40.9)    (1.74)        -      -       (40.9)    (1.74)         -       -
                                  ------    ------     -----  -----      ------    ------     ------   -----
Continuing operations              (48.9)    (2.08)     (1.0)  (.05)      (33.8)    (1.44)      29.4    1.28
Discontinued operations                -         -       (.7)  (.02)          -         -       (2.0)   (.09)
                                  ------    ------     -----  -----      ------    ------     ------   -----
Net income (loss) on
  common stock                    $(48.9)   $(2.08)    $(1.7) $(.07)     $(33.8)   $(1.44)    $ 27.4   $1.19
                                  ======    ======     =====  =====      ======    ======     ======   =====

     Net loss of the principal subsidiary, Washington Natural, was $17.0 million for the quarter compared with $1.5 million from the same period last year and net income for the first nine months of fiscal 1994 was $1.4 million compared with $27.5 million in 1993.

Restructuring and Other One-Time Charges

After-tax charges, totaling $11.9 million, relate to restructuring and downsizing Washington Natural, writing off costs deemed to be unrecoverable and establishing reserves for certain deferred assets.

By September 30, 1994, Washington Natural anticipates a staffing reduction of approximately 10 percent from its level of 1,480 employees as of October 1993. The total charge to earnings included $4.6 million after-tax for estimated severance costs as well as expensing the costs incurred in planning a new headquarters building which is not needed currently.

In addition, Washington Natural established reserves for estimated environmental investigation, legal and remediation costs associated with former manufactured gas plant sites and wrote off certain deferred costs. These charges totaled $1.5 million, after-tax. Washington Natural also recognized a liability of $2.2 million after-tax for its supplemental executive retirement plan to reflect recent management changes and the timing difference between payments under the plan and the receipt of life insurance proceeds that fund the plan.

Merger of Subsidiary

On May 2, 1994, the Company merged its oil and gas exploration and production subsidiary, Resources, into a wholly owned subsidiary of Cabot in a tax-free exchange. Washington Energy received 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of 6% convertible voting preferred stock of Cabot, stated value $50, and $63.7 million in cash in exchange for all of the outstanding capital stock of Resources. The 1,134,000 shares of Cabot preferred stock is convertible into 1,972,174 shares of Cabot Class A common stock, making Washington Energy the beneficial owner of 4,105,174 Class A common shares in total representing 16.6% of the Class A common Stock on a diluted basis, assuming conversion of the preferred stock owned by the Company. The cash received from the merger has been used to reduce Washington Energy's short-term debt. The Company recorded an after-tax loss on the merger of $12.2 million after provision for deferred taxes of approximately $33.0 million and established an after-tax reserve of $4.4 million for a potential downward purchase price adjustment based on the performance of wells in a certain field over a one-year time horizon.

As part of the transaction Cabot also increased its Board of Directors from ten to twelve and agreed to appoint two directors nominated by Washington Energy to fill the new positions. The merger allows the Company to continue its presence in the exploration and production industry without the need for additional capital investment.

Excluded from the merger were certain firm gas transportation, storage and other contractual arrangements of Resources which were retained by the Company. In the quarter ended June 30, 1994, the Company established after-tax reserves of $12.4 million for anticipated future losses associated with these excluded contractual arrangements. Due to the Resources merger and associated elimination of operating and marketing staff and Company-owned gas production to aide in managing and utilizing these arrangements, combined with actual operating history for the gas transportation arrangements which were placed in service November 1, 1993, management estimated that these arrangements would continue to generate losses for the foreseeable future.

Operating Revenues

The Company's operating revenues of $77.1 million for the quarter ended
June 30, 1994, were down $13.8 million compared with the same period a year ago, as a result of a decline in merchandise sales and the reclassification of Resources revenue for the current period to other income due to the merger with Cabot. Consolidated utility gas revenues of $70.1 million were up 6% from the same period last year as the net result of several factors: higher prices for purchased gas which were passed through to customers with no impact on net income and customer growth of over 21,000, or 5%, more customers in the current quarter compared to a year ago were largely offset by lower revenues due to a $15.4 million annual revenue decrease as the result of a general rate order by the Washington Utilities and Transportation Commission ( WUTC )in October 1993; shifting by some large-volume customers between classes and to alternative fuels; and weather which was approximately 18% warmer than normal and 1% warmer than the same period a year ago. A combination of warmer temperatures and class and fuel shifting resulted in a 3% decrease in gas sales volumes for the three months ended June 30, 1994, compared to a year ago. Utility gas revenues year-to-date were up 10% compared to a year ago, for the same reasons affecting the third quarter results. The general rate increase placed in effect by Washington Natural on June 2, 1994 did not have a material impact on the three and nine month results.

Merchandise sales and related revenues were $7.0 million for the quarter, compared to $17.0 million for the same period a year ago. Merchandise sales and related revenues for the nine months year to date were $36.1 million compared to $58.5 million for the same period last year. Effective
October 1, 1993, the Company reestablished its merchandise sales operation in Services. The bulk of these sales operations, appliances, were previously conducted by Washington Natural. The other operations moved to Services, sales of security and energy-saving products, were previously conducted by a separate subsidiary. Services revenues totaled $6.6 million for the quarter and $29.9 million for the nine months to-date. The remaining merchandise related revenues were from appliance leasing activities retained by Washington Natural and gas service initiation fees. The elimination of joint marketing, installation and service activities and the reorganization of the merchandise functions have negatively impacted the Company's ability to attract new merchandise customers, and resulted in an operating loss during the quarter.

Operating Expenses

The Company's operating expenses of $84.1 million, including federal income taxes, were up $.1 million for the three months ended June 30, 1994.
Operating expenses were up $14.3 million for the first nine months of fiscal 1994 from the same period last year. The deconsolidation of Resources reduced reported operating expenses for the current periods, but was more than offset by the increase in natural gas prices, and revenue related taxes, and the reserves mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

Washington Natural makes capital expenditures to provide reliable gas distribution service to its customers. In years of normal weather for utility operations, approximately half of the capital needs are met through cash flow from operations. The remaining requirements are funded through short-term borrowing which are subsequently refinanced from the proceeds of securities issues. The choice and timing of the issuance of long-term debt and equity securities is dependent on management's evaluation of need, financial market conditions and other factors. The Company's capital investment requirements for the first nine months of fiscal 1994 were $62.6 million. These requirements were met through cash provided from operations, short-term borrowings and proceeds from issuance of equity securities.

Washington Natural's utility construction requirements were $60.8 million during the first nine months of fiscal 1994 and programs for other subsidiaries (excluding Resources, which was merged with Cabot on May 2, 1994) totalled $1.8 million for the same period. Estimated construction requirements for Washington Natural are $80 million for the fiscal year ended September 30, 1994, and estimated expenditures for Washington Energy's other programs through other subsidiaries are estimated to be $3 million in fiscal 1994.

In addition to its construction program, the Company has seasonal short-term borrowing requirements related to its utility operations. The operating revenues and earnings of Washington Natural vary with weather conditions because approximately 90% of its customers use natural gas for space heating. This normally produces substantially increased operating revenues and earnings during the first eight or nine months of each fiscal year and lower operating revenues and a loss in the remaining three or four months, with the 12 months as a whole being profitable. Because of this, Washington Natural must borrow on a short-term basis to meet its operating needs for a portion of the year in addition to its construction requirements.

The Company has commercial paper programs, bank and other credit arrangements and an agreement to sell merchandise and gas receivables to provide short-term financing. These arrangements provide the Company with total short-term borrowing capacity and ability to sell receivables of $320 million. The total remaining amount available from these sources was $156.5 million at June 30, 1994 which was higher than March 31, due to paying down short term debt with the cash proceeds of $63.7 million from the merger of Resources with Cabot.

On November 1, 1993, Washington Natural redeemed all of its then outstanding preferred stock at an aggregate cost of $23.2 million. Also in November 1993, Washington Natural completed a public offering of 2.4 million shares of preferred stock, 7.45% Series II, $25 par value, with net proceeds of $58.8 million.

It is the opinion of management that the Company has sufficient capital resources, both internal and external, to meet anticipated capital requirements.


ENVIRONMENTAL MATTERS

Based on all known facts and analyses, and the judgment entered against certain insurance companies (see Note 4 of Notes to Financial Statements) Washington Natural believes it is not reasonably likely that the identified environmental liabilities will result in a materially adverse impact to its financial position or operating results and cash flow trends.

OUTLOOK

Growth

The past five years have been substantial growth years for the Company. Washington Natural's number of customers has been growing about two to three times faster than the national average among natural gas utilities. Washington Natural anticipates its customer growth will continue, but not at the 6.7% annual rate experienced during the past six full fiscal years since the beginning of fiscal 1988. Washington Natural expects customer growth of about 4% to 5% for fiscal 1994, or approximately 17,000 to 21,000 new customers. Washington Natural anticipates capital spending for fiscal 1994 will be $21 million less than it experienced in 1993, or approximately $80 million.

Class-Action Lawsuit Dismissed

In light of the recent dismissal of the class action lawsuit, (see Note 8 of Notes to Financial Statements), the Company believes that if an appeal of the decision to dismiss the action is made, it will not be successful and there will be no material adverse impact to the Company.


General Rate Case

Washington Natural filed a limited-scope general rate case with the WUTC on November 19, 1993, requesting an increase in annual revenues of $24.6 million. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of additional utility plant for system improvements and expansion since calendar year 1991, which was used as the base measurement year in the prior rate case. On May 27, 1994, the WUTC issued an order approving a settlement of the rate case. The terms of the settlement provide for a $19.0 million increase in annual revenues and agreement that Washington Natural shall not make a request for an increase in total revenues prior to March 1, 1995. However, Washington Natural may make (1) tracking filings caused by changes in purchased gas and pipeline costs, (2) filings required by law or WUTC order, and (3) filings for increased revenues if conditions necessary for interim/emergency rate relief exist, including conditions which prevent Washington Natural from financing with unsecured debt.

Revised Rate Design

Washington Natural filed revised tariffs with the WUTC on June 15, 1994, which would better align rates with the cost of serving various classes of customers while maintaining or increasing the competitive position of gas verses alternative energy services. The proposed tariffs would reduce transportation rates by 55% and industrial rates by 13% and substantially equalize the margin between transportation and sales service. The request also proposes to raise residential rates 5.7% and firm commercial and industrial by 1.8%. The WUTC has until May 1995 to act on this filing.

Dividend

In October 1993 the Company's dividend was reset from 35 cents to 25 cents. Management has no intention to recommend to the Board of Directors a further cut in the dividend. In managements opinion, the strategies the Company is employing: downsizing and reengineering Washington Natural, greater emphasis on regulatory relations and the merger of the oil and gas exploration subsidiary, should result in earnings to support the dividend over the long-term.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           The class action lawsuit filed against the Company and two of its officers in the United States District Court, Western District of Washington, in February, 1994 (as reported in Registrant's Form 8-K dated February 23, 1994) has been dismissed and judgement was granted in favor of Defendants on July 25, 1994. The suit had alleged violations of state and federal securities laws and associated violations of Washington state law relating to Registrants' disclosure concerning the general rate filing with the WUTC in 1992.

Item 5.    Other Information

           Washington Natural's ratios of earnings to fixed charges for the twelve months ended June 30, 1994 and 1993 were .73 and 2.02, respectively. Because of the $11.9 million in after-tax, one-time charges in the quarter ended June 30, 1994, Washington Natural's earnings for the twelve months ended June 30, 1994 are insufficient to cover fixed charges. The amount of the deficiency is $8.5 million.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits - None.

           (b)   Reports on Form 8-K (all reports were under Item 5. Other
                 Events).

                 A report on Form 8-K was filed by Washington Energy and Washington Natural dated April 8, 1994 regarding the recommendation by the staff of the Washington Utilities and Transportation Commission for a $19 million increase in rates.

                 A report on Form 8-K was filed by Washington Energy and Washington Natural dated April 13, 1994 regarding the announcement that lower fiscal 1994 earnings are expected.

                 A report on Form 8-K was filed by Washington Energy and Washington Natural dated May 2, 1994, regarding second-quarter results and the Cabot Oil & Gas merger.

                 A report on Form 8-K was filed by Washington Energy and Washington Natural dated May 20, 1994, regarding the rate case settlement of $19 million for Washington Natural.

                 A report on Form 8-K was filed by Washington Energy and Washington Natural dated June 20, 1994 regarding the June 10, 1994 favorable judgment in Washington Natural's lawsuit against insurance companies concerning environmental matters.

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











August 12, 1994