Form 10-Q/A
period 1994-03-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1994-08-17
CIK 225998, 104880

__________________________________________________________________________
  __________________________________________________________________________


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2

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


   _________________________________________________________________________
   _________________________________________________________________________



                                 INTRODUCTION


Washington Energy Company ("Company") or ("Washington Energy"), incorporated under the laws of the State of Washington, is a holding company exempt from the provisions of the Public Utility Holding Company Act of 1935 except Sec-tion 9(a)(2) thereof. It is the parent of Washington Natural Gas Company ("Washington Natural"), a natural gas distribution company incorporated under the laws of the State of Washington. This Amendment No. 2 to Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.


                                    INDEX
                                                                          Page

Part II - OTHER INFORMATION............................................... 3

Item 5.    Other Information.............................................. 3

Signatures    ............................................................ 9







































PART II - OTHER INFORMATION


Item 5.    Other Information

RATIOS OF EARNINGS TO FIXED CHARGES
      The ratios of earnings to fixed charges for the twelve months ended March 31, 1994 and 1993 were 1.31 and 1.68, respectively.

PRO FORMA FINANCIAL INFORMATION

      The following unaudited pro forma condensed consolidated balance sheet of Washington Energy as of March 31, 1994 and unaudited pro forma condensed statements of income for the six months ended March 31, 1994 and for the fiscal year ended September 30, 1993 have been prepared to reflect the merger on May 2, 1994 of Washington Energy Resources Company ( Resources ), previously a wholly-owned subsidiary of Washington Energy, into COG Acquisition Company, a wholly-owned subsidiary of Cabot Oil & Gas Corporation ( Cabot ).

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

      The pro forma condensed consolidated financial statements presented below are unaudited and do not purport to present the financial condition and results of operations of Washington Energy had the Resources/Cabot merger been completed as of the dates indicated. In addition, the pro forma condensed consolidated financial information is not necessarily indicative of the future results of operations of Washington Energy and should be read together with the notes following such information and with the historical financial statements of Washington Energy.
























                                 WASHINGTON ENERGY COMPANY
                 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                      MARCH 31, 1994
                                      (in thousands)




                                          Company        Merger              Company
                                         Historical   Adjustments           Pro Forma
ASSETS
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




                                          Company        Merger              Company
                                         Historical   Adjustments           Pro Forma
OPERATING REVENUES
  Sales of natural gas                    $ 360,141     $     -             $ 360,141
  Other operating revenues                  110,251       (31,619)  (c)        78,632
                                          ---------     ---------           ---------
     Total operating revenues               470,392       (31,619)            438,773

OPERATING EXPENSES
  Related to natural gas revenue            381,261           -               381,261
  Other operating expenses                   33,649       (24,487)  (c)         9,162
                                          ---------      --------            --------
     Total operating expenses               414,910       (24,487)            390,423
                                          ---------      --------            --------

OPERATING INCOME                             55,482        (7,132)             48,350

INVESTMENT INCOME                                -          2,972   (d)         2,972
OTHER INCOME (EXPENSE), NET                  (2,057)       (1,063)  (c)        (3,120)
                                           --------      --------            --------
  GROSS INCOME                               53,425        (5,223)             48,202

INTEREST CHARGES                             31,390        (2,730)  (c)        28,660
                                           --------      --------            --------
  INCOME FROM CONTINUING OPERATIONS          22,035        (2,493)             19,542

DISCONTINUED OPERATIONS                     (12,388)          -               (12,388)
                                           --------      --------            --------
  NET INCOME                                  9,647        (2,493)              7,154

DIVIDENDS ON PREFERRED STOCK                    101           -                   101
                                           --------      --------            --------
EARNINGS ON COMMON STOCK                   $  9,546      $ (2,493)           $  7,053
                                           ========      ========            ========
EARNINGS PER COMMON SHARE
  From continuing operations               $    .95     $    (.11)           $    .84
  From discontinued operations             $   (.53)    $      -             $   (.53)
  Earnings per common share                $    .42     $    (.11)           $    .31

AVERAGE COMMON SHARES OUTSTANDING            22,996        22,996              22,996








See Accompanying Notes to Pro Forma Financial Information




                                 WASHINGTON ENERGY COMPANY
              UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                PERIOD ENDED MARCH 31, 1994
                           (in thousands, except per share data)




                                          Company        Merger              Company
                                         Historical   Adjustments           Pro Forma
OPERATING REVENUES
  Sale of natural gas                      $269,079      $    -              $269,079
  Other operating revenues                   43,798       (19,496)  (c)        24,302
                                           --------      --------            --------
     Total operating revenues               312,877       (19,496)            293,381

OPERATING EXPENSES
  Related to natural gas revenue            240,811            -              240,811
  Other operating expenses                   37,789       (15,948)  (c)        21,841
                                           --------      --------            --------
     Total operating expenses               278,600       (15,948)            262,652

  OPERATING INCOME                           34,277        (3,548)             30,729

INVESTMENT INCOME                                -          1,766   (d)         1,766
OTHER INCOME (EXPENSE), NET                    (784)         (578)  (c)        (1,362)
                                           --------      --------            --------
  GROSS INCOME                               33,493        (2,360)             31,133

INTEREST CHARGES                             17,737        (1,728)  (c)        16,009
                                           --------      --------            --------
  NET INCOME                                 15,756        (  632)             15,124


DIVIDENDS ON PREFERRED STOCK                    682           -                   682
                                           --------      --------            --------
EARNINGS ON COMMON STOCK                   $ 15,074      $ (  632)           $ 14,442
                                           ========      ========            ========


EARNINGS PER COMMON SHARE                  $    .64      $   (.02)           $    .62

AVERAGE COMMON SHARES OUTSTANDING            23,387        23,387              23,387












See Accompanying Notes to Pro Forma Financial Information



NOTES TO PRO FORMA FINANCIAL INFORMATION

     On May 2, 1994 Washington Energy completed the merger of Resources into COG Acquisition Company, a wholly-owned subsidiary of Cabot Oil & Gas Corporation ("Cabot"). Washington Energy received 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of Cabot 6% convertible voting preferred stock ("Preferred Stock"), stated value $50, and $63.7 million cash in exchange for all the outstanding capital stock of Resources. The shares of Cabot Preferred Stock are convertible to 1,972,174 shares of Cabot Class A common stock, making Washington Energy the beneficial owner of 4,105,174 shares in total, representing 16.6% of the Class A common stock of Cabot on a diluted basis, assuming conversion of the preferred stock owned by Washington Energy. As part of the transaction, Cabot increased its Board of Directors from 10 to 12 and agreed to appoint two directors nominated by Washington Energy to fill the new positions.

     Prior to the consummation of this transaction there were no material relationships between Washington Energy and Cabot.


The pro forma adjustments for the above transaction are as follows (in thousands):

     (a)  To record the merger transaction at March 31, 1994:
          Property, plant and equipment           $(240,923)
          Accumulated provision for depreciation     79,173
          Current assets                             38,388
          Investment in Cabot                        98,545
          Other assets and deferred charges          (3,686)
          Retained earnings-loss on merger          (27,860)
          Notes payable and commercial paper           (459)
          Other current liabilities                 (17,002)
          Other liabilities and deferred             16,818

     (b) To record disbursement of Washington Energy funds to redeem commercial paper:

          Cash                                    $ (63,700)
          Commercial Paper                           63,700

     (c) To remove Resources' income items from Washington Energy's income statement:

                                           9/30/93             3/31/94
          Decrease revenues             $ (31,619)           $ (19,496)
          Decrease operating expenses     (24,487)             (15,948)
          Decrease other income            (1,063)                (578)
          Decrease interest expense        (2,730)              (1,728)

          Resources' revenue and operating expenses have been adjusted to remove revenue and expenses related to the marketing, pipeline and gas storage contractual arrangements retained by Washington Energy after the merger.

          Interest expense was adjusted to reflect the assumed decrease in expense related to the $63.7 million reduction in short-term debt per adjustment (b) above calculated using a weighted average interest rate of 4.2%.


     (d) To record Washington Energy's share of Cabot Net Income (adjusted to include Resources) for the year ended September 30, 1993 and six months ended March 31, 1994 and to record preferred dividend income.

                                        9/30/93        3/31/94
          Washington
            Energy 9.4% share,
            net of income taxes         $   (73)       $   244

          Preferred dividends,
            net of income taxes           3,045          1,522
                                        -------        -------
               Total                    $ 2,972        $ 1,766
                                        =======        =======













































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











August 17, 1994









