Form 10-K
period 1994-09-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1994-12-29
CIK 225998, 104880

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                      ____

                                   Form 10-K
                                      ____

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

           For the fiscal year ended September 30, 1994
                                 or
   ___     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
              Title of Each Class                       on Which Registered
              -------------------                      ---------------------
              Common Stock, $5 Par Value of            New York Stock Exchange
              Washington Energy Company

              7.45% Preferred Stock,                   New York Stock Exchange
              Series II, $25 Par Value of
              Washington Natural Gas Company

              8.50% Preferred Stock,                   New York Stock Exchange
              Series III, $25 Par Value of
              Washington Natural Gas Company


    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Washington Energy Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the voting stock held by non-affiliates of Washington Energy Company, computed by reference to the average of the high and low prices of such stock on December 14, 1994: $308,480,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.




                                                              Outstanding
           Registrant                 Title of Stock       December 14, 1994
- ------------------------------        --------------       -----------------
Washington Energy Company             $5 par value            23,826,205
Washington Natural Gas Company        $5 par value            10,774,599

Documents Incorporated by Reference:    None


                                    ____

                               TABLE OF CONTENTS

PART I                                                                   Page No.
  Item  1.     Business

               (a)   General Development of Business  . . . . . . . . .     4

               (b)   Financial Information About Industry Segments  . .     4

               (c)   Description of Business - Washington Natural
                        Gas Company   . . . . . . . . . . . . . . . . .     4

                       (1)  Territory Served    . . . . . . . . . . . .     5

                       (2)  Competitive Conditions    . . . . . . . . .     5

                       (3)  Customer Usage    . . . . . . . . . . . . .     6

                       (4)  Employee Relations    . . . . . . . . . . .     6

                       (5)  Franchises    . . . . . . . . . . . . . . .     6

                       (6)  Environmental Matters   . . . . . . . . . .     7

                       (7)  Gas Supply  . . . . . . . . . . . . . . . .     8
                               General    . . . . . . . . . . . . . . .     8
                               Pipeline and Other Gas Supply Sources        8

                       (8)  Regulation and Rates  . . . . . . . . . . .    10

                       (9)  Merchandise Marketing   . . . . . . . . . .    12

                      (10)  New Construction    . . . . . . . . . . . .    12

                      (11)  Utility Operating Statistics  . . . . . . .    13

                       Description of Business - Oil and Gas
                         Exploration and Production   . . . . . . . . .    14

                       Description of Business - Merchandise and Energy
                         Efficiency Products  . . . . . . . . . . . . .    15

                       Description of Business - Coal and Other
                         Businesses   . . . . . . . . . . . . . . . . .    16

                       Description of Business - Discontinued Biowaste
                         Business   . . . . . . . . . . . . . . . . . .    17

               (d)    Financial Information About Foreign and
                         Domestic Operations and Export Sales   . . . .    17


PART I                                                                  Page No.
       Item   2.   Properties . . . . . . . . . . . . . . . . . . . .     17

       Item   3.   Legal Proceedings    . . . . . . . . . . . . . . .     18

       Item   4.   Submission of Matters to a Vote of Security Holders    19

                     Executive Officers of the Registrants    . . . .     20

PART II

       Item   5.   Market for Registrant's Common Stock and Related
                       Stockholder Matters  . . . . . . . . . . . . .     21

       Item   6.   Selected Financial Data  . . . . . . . . . . . . .     22

       Item   7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations    . . . .     24

       Item   8.   Financial Statements and Supplementary Data    . .     33

       Item   9.   Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure   . . .     73

PART III

       Item   10.  Directors and Executive Officers of the
                       Registrants  . . . . . . . . . . . . . . . . .     74

       Item   11.  Executive Compensation   . . . . . . . . . . . . .     77

       Item   12.  Security Ownership of Certain Beneficial Owners
                       and Management   . . . . . . . . . . . . . . .     83

       Item   13.  Certain Relationships and Related Transactions   .     83


PART IV

       Item   14.  Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K  . . . . . . . . . . . . .     84

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     96

NOTE: All references to years and quarters in this filing are on the basis of a fiscal year ended September 30 unless otherwise indicated.

                                     PART I

Item 1.       Business

(a)    General Development of Business

Washington Energy Company ("Company") or ("Washington Energy") is a holding company whose principal subsidiary is engaged in the retail distribution of natural gas. The Company, through other subsidiaries, is also engaged in the business of selling gas appliances, energy efficient and security products for the home; holds an equity position in a publicly traded oil and gas exploration and production company; and holds certain coal-related investments. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act.

The Company was incorporated in 1977 and acquired the common stock of Washington Natural Gas Company ("Washington Natural") and its wholly- owned subsidiaries through a merger in 1978. Washington Natural and its predecessors have manufactured and distributed gas and subsequently distributed natural gas in the Puget Sound region since prior to the turn of the century. Washington Natural entered the gas appliance sales business in the late 1950s when natural gas became available in the region. In response to higher prices for and reduced availability of natural gas in the early 1970s, Washington Natural, through its former subsidiaries, entered the oil and gas exploration and production business, the energy-efficiency products business and initiated its coal-related investments. As part of a change in business strategy, the Company, in 1994, sold its biowaste technology business started in 1984, merged its oil and gas subsidiary, Washington Energy Resources Company ("Resources"), with a subsidiary of Cabot Oil & Gas Corporation ("Cabot") and combined its appliance sales, energy efficiency products and home security businesses in a new subsidiary, Washington Energy Services Company ("Services") in October 1993.

The Company's and Washington Natural's principal executive offices are located at 815 Mercer Street, (P.0. Box 1869), Seattle, Washington 98111, and their telephone number is (206) 622-6767. This Form 10-K is filed on behalf of the Company and Washington Natural, which companies are referred to herein as Registrants.

(b)    Financial Information About Industry Segments

See Note 17 of Notes to Financial Statements on page 71.

(c)    Description of Business

Washington Natural Gas Company

Washington Natural is engaged predominately in the distribution of natural gas at the retail level.

(1)    Territory Served

Washington Natural distributes natural gas in the service area extending for approximately 150 miles from north to south in the Puget Sound area of Washington which accounts for approximately 2,619 square miles, or 3.9% of the state's land area. The five counties in which Washington Natural's service area is located have a total estimated population of 3,014,400 (57% of the state's population). During 1994, Washington Natural served an average of 444,623 customers.

The four largest cities served are Seattle, Bellevue, Tacoma, and Everett. Metropolitan Seattle, Washington Natural's major service area with 39% of Washington Natural's customers, accounted for 41% of its total 1994 revenues. The Bellevue area, with 23% of the customers, contributed 20% of 1994 revenues. The Tacoma area, with 12% of the customers, accounted for 15% of 1994 revenues. The Everett area supplied 7% of the customers and 8% of revenues for such period.

(2)    Competitive Conditions

The natural gas business competes with oil for industrial uses and space heating, with electricity for drying, cooking, water heating and space heating, and with wood for residential space heating. Although Washington Natural has no direct competition from others distributing natural gas in the territory it now serves, it does compete with gas marketers in the sale but not the delivery or transportation of natural gas. Large industrial and commercial end-users also have the option to bypass Washington Natural's system by constructing pipelines to interconnect directly with the interstate pipeline which transports all the natural gas consumed in the region.

Washington Natural currently has a significant competitive price advantage over both electricity and fuel oil in its service territory. In a recent Washington Natural survey of residential energy costs, fuel oil for space heating was approximately 22% more expensive than gas, and electricity for residential space heating was up to 150% more expensive than gas. Conversions of residential users to gas from oil and electricity remain an important source of new customer additions, with approximately 9,000 residential users converting to gas in 1994. Washington Natural successfully competes with all the electric utilities in its service area for new customers in the housing construction market, with approximately 12,100 new homes utilizing gas for space and water heating in 1994. Washington Natural's overall market share of the new single-family home construction market in its service territory exceeded 75% for 1994. Where gas is available, Washington Natural has an approximate 99% share of the new single-family home construction market. Since natural gas costs substantially less than electricity for home space and water heating throughout its service area, Washington Natural expects that its share of the new home market will continue at approximately 75%, and that conversions of existing homes to gas will continue to be a major source of new customers. In 1994, Washington Natural's customer base grew by approximately 21,000 new customers, or 5%.

Washington Natural began offering gas transportation service to its industrial customers in 1986. Washington Natural's wholesale gas supplier at the time, Northwest Pipeline Corporation ("Pipeline"), provided "open access" to its system under interim federal regulations that enabled Washington Natural to provide such service. The Federal Energy Regulatory Commission ("FERC") granted Pipeline permanent authority to provide transportation service to distribution companies and end users in 1988. The availability of both firm and interruptible transportation service, which enables industrial end users to purchase low cost gas supplies directly from U.S. and Canadian producers, is an important factor in maintaining gas usage by those end users during periods of low residual oil prices. Cost savings from purchasing gas in the spot (short-term interruptible) market also enable Washington Natural to retain as gas sales customers, industrial end users that have a choice of fuel.
Continued evolution in the natural gas industry, resulting primarily from FERC Orders 436, 500 and 636, has served to increase the ability of large gas end users to bypass Washington Natural in obtaining gas supply and transportation services. Nevertheless, to date, Washington Natural has not lost any substantial industrial load as a result of bypass. Further, most industrial users that have a choice of alternate fuels have remained on gas due to price and other considerations.

In November 1993, Washington Natural began offering transportation services on its distribution system under a new transportation tariff. While in the past as many as 160 customers annually have taken advantage of the potential savings provided by transportation service, as of October 1994, approximately 50 commercial and industrial customers have chosen to receive only transportation service. Most customers have chosen to remain either firm or interruptible gas sales customers of Washington Natural.

Natural gas will continue to play a prominent energy role in the Pacific Northwest due to the abundant supplies available at competitive prices. In the short term, competition with oil in the industrial market will continue but should lessen due to increasingly stringent air quality control measures in Washington Natural's service area.

(3)    Customer Usage

Washington Natural's operating revenues and earnings vary with weather conditions, particularly in the winter months, because over 90% of its customers use natural gas for space heating.

(4)    Employee Relations

As of November 30, 1994, Washington Energy had 1,413 employees of which 1,294 were employed by Washington Natural. During 1994 Washington Natural reduced overall staffing by 12%, across all employee classifications. Washington Natural has 877 employees organized within eight local unions with which it has collective bargaining agreements. Three collective bargaining agreements are currently under negotiation; one expires in March 1995 and the remaining four expire in April 1995.

(5)    Franchises

Washington Natural holds nonexclusive franchises from all but one of the incorporated communities it services, excluding those communities in which franchise renegotiations are in progress. The Seattle franchise is perpetual and franchises covering other municipalities generally run for terms of 25 years. Washington Natural also holds certain franchises and revocable permits issued by the Washington State Department of Transportation covering Washington Natural's facilities located upon state highway rights-of-way. In addition to the franchises mentioned, Washington Natural holds a Certificate of Public Convenience and Necessity granted by the Washington Utilities and Transportation Commission ("WUTC") to serve the area in which its distribution system is located.

(6)    Environmental Matters

Washington Natural has principal responsibility for the cleanup of a former manufactured gas plant site in the Tideflats area of Tacoma, Washington, which the U.S. Environmental Protection Agency has determined contains several contaminants and requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. Subsequent to fiscal year end, remediation activities have been substantially completed. Based upon cleanup cost estimates at fiscal year end and the cost of insurance litigation, described below, less insurance settlements totaling $7.1 million, Washington Natural's share of the cleanup cost at this site was estimated to be $33.6 million. In 1994, Washington Natural recorded a current liability for the difference between the estimated total unrecovered cleanup cost and the $28.0 million of expenditures incurred through the end of the fiscal year, and also recorded a corresponding receivable in the amount of $33.6 million for the probable insurance recovery based upon the litigation described below.

In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies that provided insurance to Washington Natural at various times dating back to the 1940's. On June 10, 1994, the Superior Court entered final judgement in favor of Washington Natural. Under the terms of the final judgment, Washington Natural is entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of the insurer defendants in the action other than those that previously settled with Washington Natural. The liability of these insurers is joint and several, up to the annual limits of their policies and subject to relevant underlying limits. The judgment provides for limitation of some of the insurers' liability based on the presence in their policies of "owned property" or "alienated premises" clauses. However, Washington Natural does not expect this limitation to affect its ability to collect all of its remediation costs. The final judgment further awards Washington Natural prejudgment interest and declares that Washington Natural is entitled to collect its reasonable attorney fees and costs incurred in obtaining coverage of its remediation costs. The defendants have appealed the judgment to the Washington State Court of Appeals.

In the June 1994 quarter, Washington Natural also accrued $2.2 million before income tax for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites, one of which is located in Everett, Washington. The Everett site is the subject of a remedial investigation and feasibility study that is scheduled for completion in June 1995. Washington Natural cannot reasonably estimate the extent or range of future remediation costs, if any, at the Everett site until more information is known from the remedial investigation and feasibility study.

Based on all known facts and analyses, Washington Natural believes it is not reasonably likely that the identified environmental liabilities, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position or operating results and cash flow trends.

(7)    Gas Supply

General

Washington Natural currently purchases a blended portfolio of long-term firm, short-term firm, and spot gas supplies from over 20 major or independent producers (third-party purchases). Until October 8, 1992, Washington Natural purchased firm gas supply from its affiliate, Washington Energy Exploration, Inc. ("Exploration"), a subsidiary of Resources. Until October 31, 1993, Washington Natural purchased firm gas supply from Pipeline under its firm sales agreement. All of Washington Natural's gas supply is transported through Pipeline under long-term firm transportation arrangements.

For baseload and peak-shaving purposes, Washington Natural supplements its portfolio of firm gas supply by purchasing natural gas at generally lower prices in summer, injecting it into storage facilities and withdrawing it in the winter heating season. The storage facilities at Jackson Prairie in Washington (which is one-third owned by Washington Natural) and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using Washington Natural's gas held in Pipeline's liquefied natural gas facility at Plymouth, Washington, and by producing propane air gas at a plant owned by Washington Natural and located on its distribution system. All of the peaking supplies (except propane air gas) are delivered to Washington Natural under firm transportation arrangements with Pipeline.

Pipeline and Other Gas Supply Sources

Prior to July 1991, Washington Natural was entitled to 150,000 MMBtu (million British thermal units) per day of firm gas supply under its primary firm sales service agreement with Pipeline. In July 1991, Washington Natural elected to convert this agreement to firm transportation service. This conversion was part of the transition subsequently contemplated by FERC Order 636. In May 1992, the FERC issued an order approving this conversion, subject to certain conditions. Subsequently, Pipeline and substantially all of its sales customers, including Washington Natural, requested FERC to remove certain of these conditions. In October 1992, FERC issued an order removing these conditions but imposing certain other conditions. As a result, on November 1, 1992, approximately 50% of the conversion became effective such that Washington Natural's entitlement to firm sales service was reduced from 150,000 MMBtu per day to 75,936 MMBtu per day, and its firm transportation capacity was increased to 268,597 MMBtu per day. Pipeline and affected sales customers, including Washington Natural, sought removal of the remaining conditions affecting the conversion. Orders subsequently issued by the FERC eliminated or resolved the remaining conditions such that the conversion process was completed on October 31, 1993. At that time, Washington Natural's firm transportation capacity increased to 444,533 MMBtu per day, and its pipeline sales entitlement was reduced to zero. Washington Natural's firm transportation capacity entitlement had earlier been increased by 100,000 MMBtu per day on April 1, 1993, when Pipeline expansion facilities were placed in service. Pursuant to a settlement approved by the FERC in May 1994, Washington Natural holds additional firm seasonal transportation capacity totalling 258,872 MMBtu per day which is available exclusively to deliver gas from peaking resources. In addition, Washington Natural has a transportation service agreement with Pipeline for 220,000 MMBtu per day of interruptible transportation capacity. Washington Natural's firm transportation capacity contracts with Pipeline have remaining terms ranging from 10 to 14 years. However, Washington Natural either has the unilateral right to extend its firm and interruptible transportation contracts under their terms or the right of first refusal to extend such contracts under current FERC orders.

Effective November 1, 1992, Washington Natural took assignment of contracts from Pipeline for approximately 25,000 MMBtu per day of firm gas supply in the Rocky Mountain supply region. The balance of Washington Natural's firm gas supply, related to that portion of the conversion to transportation which took place November 1, 1992, was sourced after that date from Washington Natural's firm storage service at Clay Basin. Upon completion of the conversion arrangements with Pipeline on October 31, 1993, Washington Natural took direct control of its pro-rata share of the remaining gas supplies formerly contracted to and managed by Pipeline. Washington Natural has also taken an assignment of rights to approximately 78,000 MMBtu per day of firm supply originating in Alberta, Canada, and the associated Pacific Gas Transmission Co. ("PGT") firm pipeline capacity to deliver this supply to Pipeline. About 60% of the firm supply purchased directly by Washington Natural from producers is Canadian, primarily from British Columbia. The remainder is purchased from domestic sources.

Order 636 provides, among other provisions, a complete "unbundling" of interstate pipeline services. The greatest operating impacts of Order 636 on Washington Natural are the implementation of a new design of Pipeline's rates that allows Pipeline to recover all of its fixed costs through demand charges for capacity and a mechanism for the release and resale by Washington Natural of any temporary excess firm capacity. Washington Natural does not expect a significant economic impact as a result of Order 636 due to Washington Natural's relatively high utilization factor and the mitigation effects afforded by the capacity release mechanism. Washington Natural has and will continue to pursue the timely release of contracted pipeline capacity, when warranted, either through pre-arranged assignments or via open market bidding. To the extent that Washington Natural is able to release capacity, it will allow for Washington Natural's recoupment of a portion of the costs associated with any temporary excess firm pipeline capacity.

Washington Natural expects that all of its peak day requirements for residential, commercial and small industrial markets will be met by firm gas purchase contracts with third-party suppliers capable of providing reliable supply at reasonable prices as well as through its firm storage service. Washington Natural believes that with its portfolio of contracts for firm supply (including those which were assigned to Washington Natural by Pipeline upon conversion), its ability to purchase incremental firm supplies, and its storage and other available peak-shaving facilities, it will be able to meet anticipated growth in the requirements of firm customers for the foreseeable future. Washington Natural is committed to securing least cost sources of gas supply, including demand side management resources, to serve the needs of its firm customers.

During 1994, the approximate weighted average cost of short-term spot gas delivered to Washington Natural's market averaged $1.84 per MMBtu. During 1994, the approximate weighted average cost of firm supply delivered to Washington Natural's market (including Pipeline sales gas, prior to October 31,
1993) averaged $2.51 per MMBtu.

In May 1994, Pipeline was ordered by FERC to modify the allocation of transition costs, totaling $34 million plus interest, incurred in "unbundling" interstate pipeline services, comprising supplier settlements recoverable by Pipeline through fixed charges. Under this order, Washington Natural's share of these costs would increase from $1.2 million, previously paid, to $10.4 million, inclusive of interest. Washington Natural and six other customers filed requests for rehearing. Under another proposed alternative allocation method Washington Natural's share of the these costs would increase by $5.6 million, inclusive of interest. At September 30, 1994, Washington Natural recorded a liability of $5.6 million for this contingency and an offsetting regulatory receivable for the same amount as this additional cost is expected to be fully recoverable in rates through purchased gas cost adjustments. On December 20, 1994, the request for rehearing was denied by FERC. Washington Natural is currently reviewing the order to determine what options are available and what further actions to take.

(8)    Regulation and Rates

Washington Natural is subject to the jurisdiction of, and regulation by, the WUTC, a three-member body appointed by the governor of the state. Such regulation relates principally to rates; service; issuance of securities; acquisition, extension and abandonment of facilities; affiliated party transactions and safety regulations. Under Washington law, the WUTC is required to act upon rate filings within 11 months of the date of filing.

Since 1971, the WUTC has permitted Washington Natural to pass-on to its customers, through changes in its rates, any changes in the price of gas it purchases from independent third parties, using a purchased gas cost adjustment mechanism. Prior to December 1991, these purchased gas cost adjustments consisted primarily of pass-throughs of Pipeline rates that had been approved by FERC. Accordingly, the WUTC recognized the need for immediate relief and Washington Natural was allowed to pass these cost increases or decreases on to its customers on a timely basis so that there was no effect on net income. The overall effect of these adjustments from 1979 through 1990 was to decrease rates. The purchased gas adjustment filed by Washington Natural in November 1991, which would have reduced rates, was suspended by the WUTC, in part in order to review affiliated company purchases. As a result of the WUTC's disallowance of a portion of Washington Natural's costs of such purchases, Washington Natural no longer purchases gas from affiliates. Since 1991, the WUTC has authorized two additional purchased gas cost adjustments. The combined effects of these adjustments substantially increased rates and were allowed on a timely basis so that there was minimal, if any, effect on net income.

In July 1992, Washington Natural filed with the WUTC for a general rate increase, Docket No. UG-920840, requesting an additional 13%, or $41.4 million, in revenues annually. Of the requested amount, $28.4 million, or 8.9%, was for general rate relief. The remainder covered new programs such as environmental cleanup activities, compliance with revisions to safety rules, the replacement of unprotected steel and cast iron underground pipe, and the development of public compressed natural gas refueling stations for natural gas vehicles. At a subsequent date, Washington Natural reduced its rate request to $14.8 million, on an annual basis, primarily in recognition of: (1) the WUTC's decision to defer for later consideration amounts requested in connection with environmental cleanup activities and compressed natural gas public refueling stations; (2) the decline in costs of capital since the original case was filed in July 1992; and (3) a change in the method for allocating costs to Washington Natural's non-regulated merchandise and jobbing activities.

On September 27, 1993, the WUTC issued its decision in the rate case and as a result, Washington Natural decreased its rates by $15.4 million on an annual basis, effective October 9, 1993. The principal differences between the Company's rate request and the WUTC's ordered rate reduction were:

(1) an allowed overall rate of return of 9.15% on a rate base of $483.9 million compared to Washington Natural's proposed overall rate of return of 9.98% on $504.0 million of rate base. This resulted in a difference of approximately $10 million in annual revenue. Incorporated in the allowed overall rate of return was a return on common equity of 10.5% with a capital structure incorporating 44% common equity compared to the 12.0% return on common equity and 45% common equity in the capital structure proposed by Washington Natural. The rate base difference resulted from the allocation of additional plant to non-regulated merchandising activities and the deferral of expenditures for environmental remediation and safety programs;

(2) the disallowance by the WUTC of Washington Natural's proposed attrition allowance of $5.2 million in annual revenue;

(3) the adjustments made by the WUTC to reduce the annual revenue requirement by approximately $19 million as a result of the disallowance of certain expenses related to advertising, marketing and merchandising as opposed to Washington Natural's proposed reduction in its annual revenue requirement of $8 million; and

(4) the acceptance by the WUTC of its Staff's adjustment for normal weather which differed from Washington Natural's by $4.8 million in annual revenue. The Staff determined normal weather by averaging the actual heating degree days for eighteen of the previous twenty years excluding the years with the greatest and least number of heating degree days. Washington Natural's determination of normal weather was based on a fifteen year trended rate for annual heating degree days.

After reviewing the WUTC's decision and giving consideration to filing of a motion for reconsideration with the WUTC, Washington Natural determined that the most appropriate way to proceed would be to file a limited-scope general rate case. This case, Docket No. UG-931405, was filed on November 19, 1993, and requested a revenue increase of $24.6 million. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of additional utility plant for system improvements and expansion since calendar year 1991, which was used as the base measurement year in the prior rate case. On May 27, 1994, the WUTC issued an order approving a settlement of the rate case. The terms of the settlement agreement provide for a $19.0 million increase in annual revenues and agreement that Washington Natural will not request an increase in total revenues prior to March 1, 1995. However, Washington Natural may make 1) tracking filings caused by changes in purchased gas and pipeline costs; 2) filings required by law or WUTC order; and 3) filings for increased revenues if conditions necessary for interim/emergency relief exist, including conditions which prevent Washington Natural from financing with unsecured debt.

As a result of the WUTC's September 1993 decision in Docket No. UG-920840, Washington Natural filed a Transportation Service, Cost of Service and Rate Redesign Proposal in June 1994. In its September 1993 decision, the WUTC refused to accept any of the cost of service methodologies proposed, explaining that the changing nature of the industry, including the separate and distinct function of providing transportation service, required additional consideration. Washington Natural's June 1994 filing, in Docket No. UG-940814, includes proposed rates that, if approved, would better reflect the cost of serving various classes of customers. This proposal applies a methodology that takes peak demand costs into consideration in addition to average volumetric throughput. This Peak and Average approach is, in Washington Natural's opinion, responsive to the reality of the current natural gas environment and treats transportation as a separate and distinct function. The filing is revenue neutral but, as proposed, will shift revenue responsibility and in turn, costs among customer classes. Proposed rates for transportation service would decrease by 55% and rates for larger volume industrial sales customers would decrease by 13%. The request also proposes to raise residential rates 5.7% and firm commercial and industrial rates by 1.8%. The changes in transportation and industrial rates would make the utility economically indifferent to customer choices between transportation and sales service. If approved as proposed, the filing would enhance Washington Natural's ability to offer rates that would support cost effective and responsible growth. The WUTC has until May, 1995, to rule on the proposal. Washington Natural also expects to file a general rate case in March 1995 to address all the costs of operating the utility. In addition to updating operating costs and rate base to reflect recent growth, the utility also will request an increase in its allowed rate of return in light of the recent increases in its cost of capital. The WUTC would have until February 1996 to act on such a filing.

(9)    Merchandise Marketing

In order to address the concerns raised by the WUTC regarding allocations between Washington Natural's regulated activities and non-regulated merchandise activities, the merchandise sales business was transferred on October 1, 1993, to Services, a newly-formed subsidiary of Washington Energy. At that time, Washington Natural terminated all merchandise sales activity. See Merchandise and Energy Efficiency Products on page 15.

(10)   New Construction

Washington Natural is one of the fastest growing natural gas utilities in the nation due to economic growth in its service area and the high conversion rate of existing homes to gas. In 1994, Washington Natural made $84.5 million in capital expenditures to add new customers and to maintain the reliability and
safety of its distribution system.   Washington Natural's estimated capital
spending in 1995 is lower at $79 million because customer growth is expected to be slightly lower than the prior year. It is expected that capital expenditures will be initially funded with cash flow from operations and short-term borrowing. See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 29.

(11)   Washington Natural Utility Operating Statistics

                                                                   Year Ended September 30,
                                               ----------------------------------------------------------------
                                                 1994          1993          1992          1991          1990
                                               --------      --------      --------      --------      --------
Operating Revenues (in thousands):
  Residential firm gas sales                   $206,870      $196,318      $152,015      $160,265      $151,815
  Commercial firm gas sales                      91,739        87,250        67,393        72,833        70,506
  Industrial firm gas sales                      28,606        25,209        17,226        20,472        22,052
  Interruptible gas sales                        51,218        44,160        29,593        43,563        43,523
  Transportation                                  8,569         7,204        11,231         6,783         4,682
  Other                                           9,405         7,712         7,481         7,136         6,754
                                               --------      --------      --------      --------      --------
    Total Operating Revenues                   $396,407      $367,853      $284,939      $311,052      $299,332
                                               ========      ========      ========      ========      ========

Customers, Average Number Served:
  Residential firm                              403,642       383,291       361,454       337,815       313,524
  Commercial firm                                37,112        35,951        34,503        33,011        31,208
  Industrial firm                                 2,824         2,844         2,857         2,842         2,820
  Interruptible                                   1,009           988           948         1,037         1,041
  Transportation                                     36            68           130            56            40
                                               --------      --------      --------      --------      --------
    Average Total Customers                     444,623       423,142       399,892       374,761       348,633
                                               ========      ========      ========      ========      ========

Gas Volumes (thousands of therms):
  Residential firm sales                        371,581       382,337       301,887       346,782       288,612
  Commercial firm sales                         174,729       176,261       142,402       162,915       143,562
  Industrial firm sales                          62,227        70,013        52,019        49,309        56,195
  Interruptible sales                           148,641       127,680        78,645       131,278       144,720
  Transportation volumes                        122,425       145,090       199,143       156,402       108,727
                                               --------      --------      --------       -------      --------
    Total Gas volumes                           879,603       901,381       774,096       846,686       741,816
  Company use                                       801           848           838           699           700
  Unaccounted for                                   489        (2,318)          660        (2,348)         (206)
                                               --------      --------      --------      --------      --------
    Total Sendout                               880,893       899,911       775,594       845,037       742,310
                                               ========      ========      ========      ========      ========

                                                                       Year Ended September 30,
                                             ----------------------------------------------------------------------
                                                1994           1993           1992           1991           1990
                                             ----------     ----------     ----------     ----------     ----------
Average Use Per Customer - Therms:
  Residential firm                                  921            998            835          1,027            921
  Commercial firm                                 4,708          4,903          4,127          4,935          4,600
  Industrial firm                                22,035         24,618         18,208         17,350         19,927
  Interruptible                                 147,315        129,231         82,959        126,594        139,020
  Transportation                              3,400,694      2,133,676      1,531,869      2,792,893      2,718,175

Average Revenue Per Customer:
  Residential firm                           $      513     $      512     $      421     $      474     $      484
  Commercial firm                                 2,472          2,427          1,953          2,206          2,259
  Industrial firm                                10,130          8,864          6,029          7,203          7,820
  Interruptible                                  50,761         44,696         31,216         42,009         41,809
  Transportation                                238,028        105,941         86,392        121,125        117,050

Average Revenue Per Therm (cents):
  Residential firm                                 55.7           51.3           50.4           46.2           52.6
  Commercial firm                                  52.5           49.5           47.3           44.7           49.1
  Industrial firm                                  46.0           36.0           33.1           41.5           39.2
  Interruptible                                    34.5           34.6           37.6           33.2           30.1
      Total Sales Customers                        50.0           46.7           46.3           43.0           45.5
  Transportation                                    7.0            5.0            5.6            4.3            4.3
Average Cost Per
 Therm (cents) (1):                                29.5           24.0           22.7           20.0           23.4

Weather - Degree Days                             4,289          4,702          3,933          4,888          4,473
  % of normal (30-year average)                      90             98             82            101             93

(1) Average Cost Per Therm includes both fixed and variable elements, and it is not a common gas industry practice to allocate these among classes of customers. Washington Natural does not sell or transport gas to any of its customers at a loss or on a break-even basis. The cost of gas for serving firm customers is greater than that for serving interruptible customers.

Oil and Gas Exploration and Production

The Company has participated in the oil and gas exploration and production business since 1974 through Resources and its predecessor, Thermal Exploration, Inc. The Company announced its intention late in 1993 to explore options to monetize the value of Resources. On May 2, 1994, Resources was merged with a wholly-owned subsidiary of Cabot Oil & Gas Corporation based in Houston, Texas. Through the merger the Company currently owns 16.6% of Cabot's outstanding voting securities of which 8.6% is common stock and 8.0% is convertible voting preferred stock. William P. Vititoe, Chairman of the Company's Board of Directors, Chief Executive Officer and President, and Robert F. Bailey, a Director of the Company, also became members of Cabot's Board of Directors.
See Note 13 of Notes to Financial Statements on page 65 for further discussion of the merger transaction.

The Company is accounting for its investment in Cabot's common stock using the equity method, whereby the Company is recording its proportionate share of

Cabot's earnings and losses available to common shareholders as "Other income (expense)". Only a brief summary of Cabot's business taken solely from its 1993 Form 10-K filing will be presented here since Cabot's stock is publicly traded on the New York Stock Exchange and more detailed information is available in its filings with the Securities and Exchange Commission. Cabot's fiscal year corresponds to the calendar year.

Prior to the Resources merger, substantially all of Cabot's operations were in the Appalachian Region of West Virginia, Pennsylvania and New York, and in the Anadarko Region of southwestern Kansas, Oklahoma and the Texas Panhandle.
Cabot has operated in the Appalachian Region for over 100 years and in the Anadarko Region for over 50 years. Cabot's proved reserves at December 31, 1993, totalled approximately 825 billion cubic feet equivalent ("Bcfe"), 98% of which was natural gas, primarily in long-lived fields with extended production histories. Historically, Cabot has maintained its reserve base through low-risk development drilling, although it made two significant reserve acquisitions in 1993 at a total cost of $82.4 million.

In addition to drilling and production, Cabot also operates several gas gathering and pipeline systems in the Appalachian Region made up of approximately 3,500 miles of pipeline with interconnects to interstate pipelines and local distribution companies. The company also has two gas storage fields in the same region. Cabot also purchases substantial quantities of gas from other producers for resale.

The Resources merger expanded Cabot's major areas of operation to include the Green River Basin in southwestern Wyoming as well as certain fields in South Texas. The merger increased Cabot's reserves by 191 Bcfe to over 1 trillion cubic feet making Cabot the sixth largest independent oil and gas producing company in the U.S. The majority of Resources' employees, aside from those based in its former Seattle headquarters, have been employed by Cabot.

Merchandise and Energy Efficiency Products

Since the late 1950s Washington Natural had marketed energy-efficient gas appliances and conservation products which complemented its gas distribution service. In order to address the concerns raised by the WUTC during the 1993 rate case regarding allocations of common costs between Washington Natural's regulated activities and its non-regulated merchandise sales activities, the merchandise sales business was transferred on October 1, 1993, to Washington Energy Services Company, a newly-formed, wholly-owned subsidiary of Washington Energy. Effective the same date, the Company's HomeGuardTM security systems business, which had been conducted by another of the Company's wholly-owned subsidiaries, Thermal Efficiency, Inc. ("Thermal Efficiency"), was also transferred to Services.

Services sells three types of products to primarily residential homeowners: gas appliances, including gas furnaces; energy efficient window and siding products; and security systems and monitoring. With the elimination of joint marketing through Washington Natural and the sharing of certain common costs, Services has changed the scope and the manner in which this business is conducted. The product lines have been narrowed to focus on the more high-margin products. All product installations and servicing are conducted by independent dealers and contractors. Product purchases are consolidated with fewer distributors which also perform inventory and delivery functions. Services does not provide its own long-term installment financing for customer purchases.

The markets for Services products are highly competitive. Competitors range from large widely-known national chains to small independent dealers with minimal name recognition. Services' sales strategy is based on an extensive advertising campaign, drawing on association with Washington Energy, the convenience of in-home purchasing, comprehensive research of the marketplace, and a knowledgeable, well-trained sales force.

Coal and Other Businesses

Washington Energy holds coal and coal-related investments and conducts other business operations through various wholly-owned subsidiaries. Thermal Energy, Inc., owns 95% of the Montco Partnership ("Montco"), which holds leases and other rights to mine coal in Montana with the ultimate objective of opening one or more mines when market conditions are suitable. Montco's coal reserves are concentrated in two areas suitable for surface mining which have been assigned the project names Montco and Cook Mountain. The Montco project involves 12,664 acres in the Ashland-Birney area of southeastern Montana. In adjacent areas, the partnership owns additional coal reserves and has surface rights over coal owned by the U.S. Government. A surface mining permit applied for by Montco with the State of Montana in late 1980 was issued in November 1984 and was renewed for a five-year period in 1989. Montco is currently pursuing an additional renewal of the state permit. The Federal Office of Surface Mining issued a federal surface mining permit in 1985 which was renewed in 1990. The Cook Mountain project, located northeast of Ashland, Montana, involves over 20,000 acres of surface rights held by lease and in fee.

Proposals for short-term test burns to be conducted in 1995 have been made to several electric utilities. The results of such tests would better define the quality of the reserves. The partnership's coal reserves, with their low-sulfur content, should be attractive to electric utilities and industries that are required to reduce sulfur dioxide emissions by the year 2000 under amendments of the Clean Air Act passed in 1990.

The Company, through its wholly-owned subsidiary ThermRail, Inc., holds an 87.5% partnership interest in the Tongue River Railroad Company ("TRR"), Billings, Montana. TRR was formed to develop a transportation system for the substantial reserves of low-sulfur coal in the northern Powder River Basin area of southeastern Montana, which area includes the Montco holdings described above. TRR has received a Certificate of Public Convenience and Necessity from the Interstate Commerce Commission ("ICC") for a proposed 81-mile rail project. Additionally, TRR has filed with the ICC for an extension of the Tongue River rail line by an additional 42 miles into southeastern Montana. The proposed extension would shorten by about 150 miles the railroad haul between the southeast Montana and northeast Wyoming areas, and electricity generating stations in Minnesota, Michigan and Wisconsin.

Certain gas transportation, storage and other contractual arrangements that were excluded from the merger of Resources were transferred to a newly-formed, wholly-owned subsidiary of the Company, Washington Energy Gas Marketing Company. See Note 14 "Commitments and Contingencies" of Notes to Financial Statements on page 66 for further information regarding these excluded contractual arrangements.

The Company and its subsidiaries' primary liability insurance coverage is provided by Mercer Insurance Company Limited ("Mercer Insurance"), a Bermuda-domiciled insurance company. Mercer Insurance is wholly-owned by WECO Finance

Company, a wholly-owned subsidiary of Washington Energy. Mercer Insurance does not provide insurance to any non-affiliated parties.

Discontinued Biowaste Business

The Company had been engaged in the development of biowaste technology since 1984 through Unisyn, a Hawaii general partnership. Unisyn developed and patented an integrated, efficient pollution control technology which processes organic wastes by anaerobic digestion and produces saleable by-products in demand in various markets. A pilot plant was in operation in Waimanalo, Hawaii, however, Unisyn had been unsuccessful in licensing its technology to others. In August 1993, the Company's board of directors decided to divest the Unisyn operation which was reported as a discontinued operation in the Company's financial statements in that year. In August 1994, the Company sold the stock of its two wholly-owned subsidiaries, Thermal Efficiency, Inc. and Holdings Northwest, Inc. which jointly owned Unisyn. The two subsidiaries had no other significant operations or operating assets at the date of sale.

(d)    Financial Information About Foreign and Domestic Operations and
         Export Sales

Washington Energy and its subsidiaries do not export products to, or do significant business in, foreign countries.

Item 2.       Properties

Washington Natural's properties consist primarily of its underground natural gas distribution system and associated facilities owned in fee in 65 cities and towns (principally Seattle, Bellevue, Tacoma and Everett) and parts of five counties in the Puget Sound region of the State of Washington. It owns a total of 268 acres of land, of which 20 acres are sites for peak-shaving plants, 60 acres are sites for city gate stations for purchased or transported natural gas, and the balance is for distribution service facilities and office buildings.

Washington Natural also owns a one-third undivided interest in the Jackson Prairie underground storage field consisting of 147 acres of owned surface land and storage, and 3,234 acres of leased storage. The site contains 77 wells for injection and withdrawal of gas and water and compression facilities. Approximately 18.8 billion cubic feet of non-inventory cushion gas is in place.

The principal structures owned are service and office buildings and warehouses in Seattle, Tacoma, Bellevue and Auburn, and those housing propane gas production facilities. Small local office and service buildings in various other communities are owned or leased.

Substantially all of the property of Washington Natural is subject to the lien of its First Mortgage Bonds.

The Company holds interests in coal properties as described on page 16.

The Company believes its properties to be generally in good condition and well maintained and to be suitable and adequate to carry on the Company's business.

Item 3.       Legal Proceedings

On August 8, 1989, the Washington State Department of Transportation (the "WDOT") commenced a lawsuit in the U.S. District Court, Western District of Washington, against Washington Natural and other defendants. The suit seeks the recovery of approximately $7 million in costs incurred by the WDOT in cleaning up contamination at a former manufactured gas plant which discontinued operations in the early 1900s. The contamination was discovered by the WDOT while constructing a highway. Washington Natural has asserted numerous defenses. The Court has ruled that Washington Natural is not the corporate successor to the company that actually operated the manufactured gas plant at the site. The trial of this matter was bifurcated. A trial to determine whether WDOT has incurred costs recoverable as damages and, if so, the amount of such damages, has been completed. The trial court ruled that WDOT's claim was barred due to its failure to comply with federal law governing the cleanup of hazardous waste sites, and has ordered that judgment be entered in favor of Washington Natural and the other defendants. Accordingly, a second trial to determine the allocation of liability for WDOT's damages will not be necessary at this time. The WDOT has appealed the decision to the United States Court of Appeals for the Ninth Circuit.

On May 10, 1994, the WDOT filed an action in the state Superior Court for Pierce County Washington against Washington Natural and other defendants arising out of the same occurrence and seeking the same damages as sought in the lawsuit currently on appeal in the 9th Circuit Court of Appeals. This state court action alleges a claim under Washington's Model Toxic Control Act, which was recently amended to allow a private right of action for cost recovery. The state court action has been stayed by Stipulation and Order dated June 10, 1994. The WDOT has indicated that it will pursue the state court action if the pending appeal is denied by the 9th Circuit Court of Appeals. If the WDOT pursues this matter in the state court, Washington Natural intends to vigorously defend the action on several grounds, however the outcome cannot be predicted at this time.

A class-action lawsuit was filed against the Company and two of its officers in U.S. District Court, Western District of Washington, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May 1994, the Company filed a Motion to Dismiss which was granted on July 25, 1994. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit; however, in management's opinion, the appeal is unlikely to succeed.

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in U.S. District Court, Western District of Washington. Cost Management alleges that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleges Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management seeks injunctive relief and damages in an unspecified amount. Washington Natural has denied the allegations and is vigorously defending this matter. A Motion to Dismiss the lawsuit has been filed by Washington Natural. Neither the outcome nor the financial exposure from this lawsuit can be predicted at this time in the absence of pre-trial discovery.

For litigation matters pertaining to Washington Natural's former manufactured gas plant in Tacoma, Washington see "Environmental Matters" on Page 7, Note 10 of Notes to Financial Statements on Page 63, and the "Environmental Matters" section of Management's Discussion and Analysis of Financial Condition and Results of Operations on Page 31.

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ending September 30, 1994.

Executive Officers of the Registrants

        Name                                             Title                                                 Age
- --------------------                  -------------------------------------------                              ---
William P. Vititoe                    Chairman of the Board of Directors,                                      56
                                      Chief Executive Officer and President
                                      (Chairman and Chief Executive Officer
                                      since February, 1994, President since
                                      April 1994,).  (1)

James W. Gustafson                    Senior Vice President - Operations (since                                61
                                      April 1990; Senior Vice President - Gas
                                      Supply, Administrative and Rates, August
                                      1979 to April 1990).  (2)

Robert J. Tomlinson                   Senior Vice President - Legal and                                        58
                                      Administration (since February 1990; Senior Vice
                                      President - Legal and Secretary, October
                                      1985 to February 1990).  (1)

James P. Torgerson                    Senior Vice President - Finance, Planning                                42
                                      and Development and Chief Financial Officer
                                      (since February 1990; Senior Vice President -
                                      Planning and Development, October 1988 -
                                      February 1990; Chief Financial Officer,
                                      since November 1989).  (1)

William J. Wortley                    Senior Vice President - Public Affairs                                   57
                                      (since February 1993; Vice President -
                                      Public Affairs, April 1989 - February 1993;
                                      Assistant Vice President - Public Affairs,
                                      October 1986 - April 1989).  (2)

Donald H. Gessel                      President - Washington Energy Services                                   52
                                      Company (since June 1994(3); Senior Vice
                                      President - Marketing, Gas Supply and
                                      Rates, August 1990 to October 1994(2);
                                      Senior Vice President - Marketing,
                                      September 1986 to August 1990(2)).

Allyn P. Hebner                       Vice President and Chief Accounting Officer                              41
                                      (since June 1, 1994(1); Vice President and
                                      Treasurer of Washington Energy Resources
                                      Company, February 1993 to June 1994(3); Assistant
                                      Vice President and Treasurer of Washington
                                      Energy Resources Company, April 1991 to
                                      February 1993(3); Vice President of Finance/
                                      Controller - Allwaste Services, Inc., March
                                      1988 to February 1991.)

                                      (1) of Washington Energy and of
                                      Washington Natural.
                                      (2) of Washington Natural only.
                                      (3) of Washington Energy subsidiary

There are no family relationships between any of the executive officers or any executive officer and any director. Officers are elected by the Board of Directors and serve until the next annual meeting or until their successors are elected and qualified, provided, however, that any officer may be removed at any time by majority vote of the Board.


                                    PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder
              Matters

The common stock of Washington Energy is traded on the New York Stock Exchange (trading symbol is WEG). The following table reflects the dividends paid and the range of high and low selling prices of the Company's common stock on the New York Stock Exchange by quarter for 1994 and 1993:

                                                                      Price Range
                                            Dividends           -----------------------
           Fiscal Period                    Per Share            High             Low
         -----------------                  ---------           ------           ------
         1994    1st Quarter                  $  .25            20               17-3/8
                 2nd Quarter                     .25            18-7/8           16
                 3rd Quarter                     .25            17-1/4           14-3/8
                 4th Quarter                     .25            15-5/8           14-1/4

         1993    1st Quarter                  $  .35            22-1/4           20-7/8
                 2nd Quarter                     .35            24-1/4           21-1/2
                 3rd Quarter                     .35            26-3/8           21-5/8
                 4th Quarter                     .35            23-5/8           17-1/2

There were approximately 12,838 common stockholders of the Company as of December 14, 1994. It is currently the policy of the Company's Board of Directors to declare cash dividends payable in December, March, June and September of each year. The Company and its predecessor have paid cash dividends since 1960. The dividend rate is reassessed regularly in light of existing conditions, the needs of the Company and the interests of shareholders. The Company's Board of Directors announced in October 1993 its decision to lower the Company's quarterly dividend from 35 cents to 25 cents. (See Note 4 of Notes to Financial Statements on page 59 for a description of certain limitations on the Company's ability to pay dividends.)

Item 6.   Selected Financial Data

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES

                                                                             Year Ended September 30,
                                                     ------------------------------------------------------------------------
                                                        1994              1993            1992          1991           1990
                                                     ----------        ----------       --------      --------       --------
                                                                       (in thousands except per share amounts)
OPERATING REVENUES:
  Regulated utility sales                            $  396,407        $  367,853       $284,939      $311,052       $299,332
  Merchandise and other                                  35,618            71,185         72,533        65,414         55,103
  Oil and natural gas operations                             --            31,354         17,616        19,098          9,570
                                                     ----------        ----------       --------      --------       --------
    TOTAL OPERATING REVENUES                         $  432,025        $  470,392       $375,088      $395,564       $364,005
                                                     ==========        ==========       ========      ========       ========

OPERATING INCOME                                     $   25,730        $   55,482       $ 45,980      $ 59,394       $ 48,631
OTHER INCOME (EXPENSE), net                             (34,925)           (2,057)          (956)        1,178         (4,004)
                                                     ----------        ----------       --------      --------       --------
GROSS INCOME (LOSS)                                      (9,195)           53,425         45,024        60,572         44,627
                                                     ----------        ----------       --------      --------       --------
TOTAL INTEREST CHARGES                                   36,105            31,931         31,592        29,716         25,886
INTEREST CHARGES CAPITALIZED                               (453)             (541)          (549)         (725)          (829)
                                                     ----------        ----------       --------      --------       --------
NET INTEREST CHARGES                                     35,652            31,390         31,043        28,991         25,057
                                                     ----------        ----------       --------      --------       --------
INCOME (LOSS) FROM
  CONTINUING OPERATIONS                                 (44,847)           22,035         13,981        31,581         19,570

DISCONTINUED OPERATIONS                                    (799)          (12,388)        (2,542)       (3,235)        (1,577)
                                                     ----------        ----------       --------      --------       --------

NET INCOME (LOSS)                                       (45,646)            9,647         11,439        28,346         17,993
DIVIDENDS ON PREFERRED STOCK                                  9               101            105           112            117
EXCESS PREMIUM - PREFERRED
  REDEMPTION                                                673                --             --            --             --
                                                     ----------        ----------       --------      --------       --------
EARNINGS (LOSS) ON COMMON STOCK                      $  (46,328)       $    9,546       $ 11,334      $ 28,234       $ 17,876
                                                     ==========        ==========       ========      ========       ========
EARNINGS (LOSS) PER COMMON
 SHARE FROM:
  Continuing operations                                  $(1.94)            $ .95          $ .71         $1.73          $1.27
  Discontinued operations                                  (.03)             (.53)          (.13)         (.18)          (.10)
                                                         ------             -----          -----         -----          -----
EARNINGS (LOSS) PER COMMON SHARE                         $(1.97)            $ .42          $ .58         $1.55          $1.17
                                                         ======             =====          =====         =====          =====
DIVIDENDS PER COMMON SHARE                               $ 1.00             $1.40          $1.40         $1.38          $1.34
                                                         ======             =====          =====         =====          =====
TOTAL COMMON DIVIDENDS DECLARED
 BASED ON SHARES OUTSTANDING ON
 RECORD DATES DURING EACH PERIOD                     $   23,468        $   32,282       $ 27,499      $ 25,584       $ 20,741
                                                     ==========        ==========       ========      ========       ========
TOTAL ASSETS                                         $1,030,494        $1,035,817       $899,874      $809,657       $713,947
                                                     ==========        ==========       ========      ========       ========
LONG-TERM DEBT AND
 REDEEMABLE PREFERRED STOCK                          $  380,200        $  370,700       $304,228      $259,788       $257,412
                                                     ==========        ==========       ========      ========       ========
COMMON SHAREHOLDERS' INTEREST                        $  256,800        $  322,931       $275,517      $284,260       $220,381
                                                     ==========        ==========       ========      ========       ========

                         WASHINGTON NATURAL GAS COMPANY

                                                                                Year Ended September 30,
                                                          --------------------------------------------------------------------
                                                            1994           1993           1992           1991           1990
                                                          --------       --------       --------       --------       --------
                                                                        (in thousands except per share amounts)
OPERATING REVENUES:
  Regulated utility sales                                 $396,407       $367,853       $284,939       $311,052       $299,332
  Merchandise and conservation
   products                                                     --         63,210         66,083         60,393         49,008
                                                          --------       --------       --------       --------       --------
    TOTAL OPERATING REVENUES                              $396,407       $431,063       $351,022       $371,445       $348,340
                                                          ========       ========       ========       ========       ========
TOTAL GROSS MARGIN (Gas Sales
 Revenues Less Gas Purchases Plus
 Transportation Margin)                                   $163,500       $178,984       $147,122       $165,884       $144,494
                                                          ========       ========       ========       ========       ========

OPERATING INCOME                                          $ 23,942       $ 49,802       $ 38,143       $ 51,761       $ 44,533
OTHER INCOME (EXPENSE), net                                 (2,067)        (1,198)           135          2,450         (2,931)
                                                          --------       --------       --------       --------       --------
GROSS INCOME                                                21,875         48,604         38,278         54,211         41,602
INTEREST CHARGES                                           (30,118)       (26,833)       (26,047)       (24,802)       (22,840)
                                                          --------       --------       --------       --------       --------
NET INCOME (LOSS)                                           (8,243)        21,771         12,231         29,409         18,762
DIVIDENDS ON PREFERRED STOCK                                 3,979          2,720          2,740          2,755          2,776
EXCESS PREMIUM, PREFERRED REDEMPTION                           798             --             --             --             --
                                                          --------       --------       --------       --------       --------
EARNINGS (LOSS) ON COMMON STOCK                           $(13,020)      $ 19,051       $  9,491       $ 26,654       $ 15,986
                                                          ========       ========       ========       ========       ========
TOTAL COMMON DIVIDENDS DECLARED
 BASED ON SHARES OUTSTANDING ON
 RECORD DATES DURING EACH PERIOD                          $ 16,937       $ 26,045       $ 21,691       $ 20,151       $ 16,569
                                                          ========       ========       ========       ========       ========

TOTAL ASSETS                                              $885,016       $834,516       $729,536       $657,727       $581,801
                                                          ========       ========       ========       ========       ========

LONG-TERM DEBT AND PREFERRED STOCK                        $380,200       $370,700       $304,280       $259,940       $242,405
                                                          ========       ========       ========       ========       ========

COMMON SHAREHOLDER'S INTEREST                             $235,988       $262,334       $205,599       $210,889       $171,255
                                                          ========       ========       ========       ========       ========

Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Results of Operations

Washington Energy Company ("the Company") incurred a net loss available to common of $46.3 million, or $1.97 per share, in 1994 due to various non-recurring charges and lower operating earnings. The following table summarizes earnings and losses available to common and per share by year:

                             1994               1993                1992
                       ----------------    ----------------    ---------------
Amounts                          Per                 Per                 Per
in millions            Amount    Share     Amount    Share     Amount    Share
                       ------    ------    ------    -----     ------    -----
Before non-recurring
 charges               $ (3.8)   $ (.16)   $ 21.9     $ .95     $13.9    $ .71
Non-recurring
 charges                (41.7)    (1.78)       --        --        --       --
                       ------    ------    ------     -----     -----    -----
Continuing
 operations             (45.5)    (1.94)     21.9       .95      13.9      .71
Discontinued
 operations               (.8)     (.03)    (12.4)     (.53)     (2.6)    (.13)
                       ------    ------    ------     -----     -----    -----
  Net income (loss)    $(46.3)   $(1.97)   $  9.5     $ .42     $11.3    $ .58
                       ======    ======    ======     =====     =====    =====


The non-recurring charges result from: 1) the merger of the Company's oil and gas exploration and production subsidiary and certain contractual arrangements excluded from the merger ($30.0 million after-tax); 2) restructuring and downsizing the gas utility subsidiary ($4.6 million after-tax); and 3) other write-offs and reserves established in the gas utility ($7.1 million after-tax). Even after excluding these charges, the contribution to earnings from each of the Company's continuing businesses (before interest, income taxes and preferred dividend requirements of the Company's gas utility subsidiary, Washington Natural Gas Company) was substantially lower than in prior years as shown in the following table and discussed below:

In millions                           1994           1993           1992
                                     -----          -----          -----
Gas utility                          $33.3          $50.8          $33.8
Merchandise sales                       .1            7.9            9.5
Oil and gas                            1.9            9.3            6.6
Other                                 (4.1)          (2.9)           (.7)
                                     -----          -----          -----
  Total                              $31.2          $65.1          $49.2
                                     =====          =====          =====

The Company completed the disposition of its biowaste business, Unisyn, through the sale of the two subsidiaries that owned Unisyn. The decision was made to dispose of this business in 1993, and it was first reported as a discontinued operation in that year. In addition to the $2.6 million net operating loss incurred in 1993, a $9.8 million after-tax charge was recorded to write down Unisyn's assets to estimated realizable value and to establish a reserve for operating losses through disposition. An additional loss of $799,000 was incurred in 1994 to complete the disposition.

Merger of Oil and Gas Subsidiary

On May 2, 1994, the Company merged its oil and gas subsidiary, Washington Energy Resources Company ("Resources"), with Cabot Oil & Gas Corporation ("Cabot") in a tax-free exchange. The Company received total consideration, including repayment of intercompany debt, valued at $162.2 million, consisting of 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of Cabot 6% convertible voting preferred stock, and $63.7 million of cash, in exchange for the stock of Resources. The Cabot preferred stock is convertible into 1,972,174 shares of Cabot Class A common stock and is entitled to the same number of votes on shareholder matters, making the Company the holder of 16.6% of Cabot's total voting securities. The Company recorded a net loss on the transaction of $13.9 million after providing for deferred taxes of approximately $32.0 million, and established an after-tax reserve of $4.4 million for a potential downward purchase price adjustment based on the performance of wells in a certain field over a one year time period.

Excluded from the Resources merger were certain gas transportation, storage and other contractual arrangements of Resources. The Company established after-tax reserves of $11.7 million ($18.0 million pre-tax) for anticipated future losses associated with these excluded contractual arrangements. Due to the merger and the associated elimination of operating and marketing staffs and Company-owned gas production to aid in managing and utilizing these arrangements, combined with actual operating history for the gas transportation arrangements that were placed in service November 1, 1993, management estimated that these arrangements would continue to generate losses for the foreseeable future. During 1994, $3.7 million (pre-tax) of the reserves was utilized.

The merger allows the Company to continue its presence in the upstream oil and gas industry at a reduced investment level and without the need for future additional investment. The Company is accounting for its investment in Cabot common stock using the equity method due to its representation on Cabot's board of directors. Using this accounting method, the Company reports its proportionate share of Cabot's earnings or losses available to common shareholders along with preferred dividends from Cabot in "Other income (expense)." Resources' 1994 earnings through the merger date have been reclassified to "Other income (expense)," consistent with the equity accounting
presentation.   Prior year financial statements continue to reflect Resources on a consolidated basis, as previously reported, in accordance with generally accepted accounting principles.

The 1994 earnings contribution from the oil and gas business before interest and income taxes (consisting of Resources' earnings through the merger date and earnings from the investments in Cabot thereafter) was $1.9 million, compared with $9.3 million and $6.6 million in 1993 and 1992, respectively. Resources' 1994 earnings of $1.0 million through the merger date were adversely impacted by lower oil prices and losses from the gas transportation arrangements described above. Subsequent to the merger, Cabot reported losses of which the Company's proportionate share totaled $573,000, due primarily to seasonal factors and generally lower gas prices. Dividend income from Cabot preferred stock was $1.4 million.

Restructuring and Other Non-recurring Charges

In the third quarter, Washington Natural recorded charges totaling $4.6 million after-tax related to a restructuring to consolidate operations and downsize its workforce. The charges included estimated severance costs as well as expensing the costs previously capitalized for planning a new headquarters building that is not needed currently. At September 30, 1994, Washington Natural's workforce had been reduced 12 percent from the October 1993 level.

Washington Natural recorded additional charges totaling $7.1 million after-tax to write off costs deemed to be unrecoverable and to establish certain reserves. A total of $1.5 million after-tax was included to provide for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and to write off certain
environmental-related deferred costs.   Also included was a $2.2 million charge
after-tax for the supplemental executive retirement plan to reflect recent management changes.

Operating Revenues

The following table summarizes the Company's operating revenues by line of business:

In millions                                1994       1993      1992
                                          ------     ------    ------
Utility
  Gas sales                               $387.0     $360.1    $277.5
  Other regulated revenues                   9.4        7.7       7.5
Merchandise sales                           35.6       70.3      71.9
Oil and gas                                   --       31.6      25.6
Other                                         --         .7      (7.4)
                                          ------     ------    ------
  Total                                   $432.0     $470.4    $375.1
                                          ======     ======    ======

Resources' 1994 revenues have been reclassified to "Other income (expense)" as described previously.

The 7% increase in utility gas revenues in 1994 was the net result of several factors, including a 23% increase in the cost of purchased gas, which was passed through to customers with no impact on earnings, and customer growth of 5%, or 21,000 customers. Largely offsetting the effects of these factors were lower rates associated with the $15.4 million annual revenue decrease ordered by the Washington Utilities and Transportation Commission ("WUTC") in October 1993, and weather that was 10% warmer than normal and 9% warmer than the prior year. A general rate increase totaling $19.0 million annually, ordered by the WUTC, went into effect on June 2, 1994, but did not have a material impact on revenues for the year since it occurred after the end of the heating season.

Gas sales volumes in 1994 were essentially the same as in 1993, while weather was 9% warmer. The 5% increase in customers, combined with the warmer-than-normal temperatures occurring largely during the late spring and summer months, when the heating load was low, resulted in the smaller-than-expected decline in gas sales volumes.

Merchandise sales revenues totaled $35.6 million in 1994, a decrease of $34.7 million from 1993. Effective October 1, 1993, the Company reestablished its merchandise sales operation in Washington Energy Services Company ("Services"). The bulk of these sales operations, relating to gas appliances, were previously conducted by Washington Natural. The other operations moved to Services, sales of security and energy- saving products, previously were conducted by a separate subsidiary. The elimination of joint marketing, installation and service activities and the reorganization of the merchandise functions have negatively impacted the Company's ability to attract new merchandise customers and resulted in Services operating at approximately a breakeven level.

The increase in total operating revenues from 1992 to 1993 consisted primarily of higher utility gas revenues as shown above. The increase in utility revenues was due largely to weather that was 20% colder than 1992, per therm gas costs that were 5.7% higher and 6% growth in customers.

Operating Expenses

The following table shows the Company's operating expenses by line of business, before and after income taxes:

In millions                                      1994       1993       1992
                                                ------     ------     ------
Utility
  Purchases of gas                              $223.5     $181.2     $130.3
  Operations and maintenance                      81.8       67.0       62.9
  Depreciation and amortization                   30.9       28.2       25.8
  General taxes                                   41.2       39.0       31.6
Merchandise sales                                 35.7       62.3       62.6
Oil and gas                                         --       23.9       19.1
Other                                               .9        3.6       (6.9)
                                                ------     ------     ------
  Total before income taxes                      414.0      405.2      325.4

  Income taxes                                    (7.7)       9.7        3.7
                                                ------     ------     ------
  Per consolidated income statements            $406.3     $414.9     $329.1
                                                ======     ======     ======

The $8.6 million decrease in operating expenses in 1994 reflected in the income statement is due to deconsolidation of Resources ($23.9 million), reduced merchandise sales expenses ($26.6 million) and the change in income taxes from an expense to a benefit ($17.4 million), which were largely offset by growth in utility operating expenses ($62.0 million).

The increase in utility operating expenses in 1994 was due primarily to the higher cost of natural gas purchases ($42.3 million) which was recovered from customers through purchased gas cost adjustments. Most of the increase in operations and maintenance ("O&M") expenses of $14.8 million resulted from the non-recurring charges described previously ($11.7 million). The remaining 3% increase in total utility operating expenses resulted largely from customer growth. The restructuring and work force reduction did not materially reduce operating expenses in 1994 since most of the changes occurred in the fourth quarter. The 6% increase in general taxes consisted primarily of higher utility taxes due to the revenue increase during the year. The 10% depreciation increase resulted from the continued high level of capital spending during the last two years.

The increase in operating expenses from 1992 to 1993 was caused by many of the same factors that increased expenses in 1994, with the exception of the non-recurring charges. The only major difference was the 20% colder weather experienced in 1993 versus 1992. As a result, purchased gas volumes increased by 31% in 1993.

Inflation and Changing Prices

The Company is directly and indirectly affected by inflation and changing prices in several ways, most of which are also heavily influenced by the WUTC regulatory process.

Natural gas prices have been highly volatile in recent years, which has impacted Washington Natural's cost of purchased gas but has not affected Washington Natural's earnings due to use of a "purchased gas cost adjustment" mechanism. As requested by Washington Natural, the WUTC has authorized changes in customer rates to permit the "pass through" of projected changes in the cost of purchased gas. Differences between authorized costs and actual costs are accumulated in balancing accounts for future recovery or refund. Except for costs disallowed in a 1992 order relating primarily to purchases from an affiliate, the WUTC historically has allowed changes in purchased gas costs to be passed through to customers with no impact on earnings. Washington Natural no longer purchases gas from affiliates. The most recent purchased gas cost adjustment went into effect in July 1993.

Washington Natural's operating results are impacted by the effects of inflation on O&M expenses, particularly wages, which historically comprise approximately 55% of O&M expenses. Washington Natural must request general rate increases to
offset the effects of increases in O&M expenses.   Such requests normally
receive intense scrutiny, including extensive analysis of historical and current O&M expenses, by the WUTC, which has up to eleven months from the filing date of the request to issue an order. The delay in receiving rate relief, due to the time required to prepare and file the rate request and the time required for WUTC review, can result in significant earnings deterioration in the interim, particularly in periods of higher inflation. Washington Natural filed for general rate increases in July 1992 and November 1993, as described below.

Inflation impacts the Company and Washington Natural indirectly through its effect on interest rates. In recent years, approximately $225-355 million of the Company's capitalization has been long-term debt, and short-term debt levels have averaged over $100 million on an annual basis. Prior to the interest rate increases in 1994, interest rates generally had declined each year since the mid-1980s. The Company benefited from the declining rates by refinancing higher rate notes with lower rate notes and through reduced interest expense on its short-term debt.

The current level of interest rates is also a major factor in determining Washington Natural's allowed rate of return on equity associated with its general rate filings. Prior to the October 1993 rate order in which Washington Natural's allowed rate of return on common equity was set at 10.5%, the allowed rate of return had been set at 16.25%. This rate was based on a 1985 rate order that corresponded to a period of high interest rates.

General Rate Cases

Washington Natural filed for a general rate increase in July 1992 and received an order from the WUTC in September 1993 to decrease its rates by $15.4 million on an annual basis effective October 9, 1993. Three primary factors contributed to the rate decrease: 1) the WUTC disallowed recovery in rates of certain expenses that it deemed to be related to the non-regulated merchandise sales business or otherwise outside the scope of, or unnecessary for, utility operations; 2) the timing of the WUTC's order closely coincided with a 15-year low in interest rates which, management believes, weighed heavily in reducing Washington Natural's allowed rate of return on equity from 16.25% to 10.5%; and
3) the order was based on a capital structure for Washington Natural containing a higher percentage of lower-cost debt.

In November 1993, Washington Natural filed a limited-scope general rate case seeking a $24.6 million increase in annual revenues. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of utility plant additions since calendar year 1991, which was the base measurement year used in the prior rate case. On May 27, 1994, the WUTC issued an order approving a settlement of the rate case. The settlement provided for a $19.0 million increase in annual revenues and agreement that Washington Natural would not request an increase in total revenues prior to March 1, 1995. However, Washington Natural may make: 1) tracking filings caused by changes in purchased gas and pipeline costs; 2) filings required by law or WUTC order; and
3) filings for increased revenues if conditions necessary for interim/emergency rate relief exist, including conditions that prevent Washington Natural from financing with unsecured debt.

Liquidity and Capital Resources

In 1994, the Company changed the manner in which its operations are financed, resulting in a change in its capital structure in response to reduced earnings and operating cash flow and the merger of Resources. The following table summarizes the major cash flow items for the last three years:

In millions                             1994            1993           1992
                                      -------         -------         -------
Operating cash flow                   $ 15.9          $  36.6         $  66.3
Common dividends                       (23.5)           (32.3)          (27.5)
Capital expenditures                   (86.9)          (128.1)         (122.7)
Short-term borrowing, net              (20.3)             7.3            35.9
Net issuance of preferred
 stock                                  64.7            (10.2)            (.2)
Cash from Resources
 merger, net                            42.9               --              --
Issuance of common stock                 6.3             70.5             7.4
Net issuance of long-term
 debt                                   (3.3)            67.7            48.1
Other, net                              (3.5)            (3.9)           (3.4)
                                      ------          -------         -------
  Net change in cash                  $ (7.7)         $   7.6         $   3.9
                                      ======          =======         =======

Operating cash flow was inadequate to fund common dividends in 1994. The Company effectively used the $42.9 million net cash proceeds from the Resources merger ($63.7 million proceeds net of cash advanced to Resources prior to the merger) to fund the majority of its common dividend payments and to reduce short-term debt. Preferred stock was issued to fund most of the Company's capital spending rather than issuing common stock and long-term debt as in 1993 and 1992.

With the merger of Resources, the bulk ($84.5 million) of the Company's 1994 gross capital expenditures ($86.9 million) was for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to insure the reliability and safety of the system. Capital expenditures normally are funded with a combination of cash flow from operations after dividend payments and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors.

Washington Natural issued preferred stock twice during 1994 to provide long-term financing for its 1994 capital spending and to fund the early redemption of all outstanding preferred issues to take advantage of lower dividend requirements and to eliminate future sinking-fund requirements. The early redemption occurred in November 1993 at an aggregate cost of $23.2 million. Also in November 1993, the public offering of 2.4 million shares of 7.45% cumulative preferred stock was completed, netting proceeds of $58.8 million. On September 15, 1994, Washington Natural completed a public offering of 1.2 million shares of 8.50% cumulative preferred stock, which netted proceeds of $29.1 million. The 7.45% preferred stock is redeemable on or after November 1, 2003, at par value, and the 8.50% preferred stock is redeemable on or after September 1, 1999, at par value.

Capital expenditures in 1995 are projected at $79 million for Washington Natural and $3 million for the Company's other businesses. The Company does not anticipate incurring significant expenditures to develop its coal reserves and associated railroad in the next two years. The Company expects to fund its 1995 capital spending with cash flow from operations and short-term borrowings. Washington Natural is currently prohibited from issuing additional First Mortgage Bonds because of interest coverage tests in the bond indenture. The earliest Washington Natural could expect to be able to issue additional bonds is the fourth quarter of 1995. The Company can issue unsecured debt.

In addition to its capital spending program, Washington Natural has seasonal short-term borrowing requirements. Operating revenues vary with weather conditions because approximately 90% of Washington Natural's customers use natural gas for space heating. This normally produces substantially increased earnings and operating cash flow during the first eight or nine months of each year and a loss and negative cash flow in the remaining three or four months, with the 12 months as a whole being profitable and generating positive operating cash flow. Because of this, Washington Natural must borrow on a short-term basis to meet its operating needs for a portion of the year.

The Company has several short-term financing arrangements available currently: a $150 million commercial paper program backed by a committed revolving credit agreement, of which $61 million was unused at September 30, 1994; uncommitted bank and other credit arrangements totaling $80 million, of which $44 million was available at year end; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $34 million was unused at year end. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. At September 30, 1994, a time of the year when gas receivable balances are low due to seasonal factors, all but $2 million of eligible receivables had been sold under the arrangement.

In management's opinion, the Company has sufficient capital resources, both internal and external, to meet anticipated financing requirements.

Environmental Matters

In management's opinion, based on all known facts and analyses, it is not likely that environmental liabilities identified to date, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position or operating results and cash flow trends. (See Note 10 page 63 of Notes to Financial Statements.)

Litigation

(See Note 11 page 64 of Notes to Financial Statements.) In light of the recent dismissal of the class action lawsuit and known facts in the case, in management's opinion, the appeal of the decision to dismiss the action is unlikely to succeed. Accordingly, no material adverse impact to the Company is likely from this case.

Neither the outcome nor the financial exposure from the anti-trust lawsuit filed against Washington Natural by a local natural gas marketing company can be predicted at this time in the absence of pretrial discovery. Washington Natural has denied the allegations and is vigorously defending this matter.

Future Outlook

A number of changes have been made in the last year that should improve the Company's results of operations and financial position over the next several years. The disposition of the biowaste business has eliminated a continual source of operating losses over the past five years. The merger of the oil and gas business with Cabot has allowed the Company to recoup a portion of its investment and has eliminated a major source of future capital requirements for the Company, which must continue to fund the rapid growth of Washington Natural.

At Washington Natural, the recently approved $19 million rate increase will increase operating income in 1995. The recent management restructuring, 12% work force reduction and ongoing re-engineering efforts will contain operating costs in the near term and may provide additional cost savings in the long term. The recent rise in interest rates will have a negative impact on earnings by increasing short-term borrowing costs.

Washington Natural's annual customer growth has averaged 6% over the last five years, which is well above the national average among natural gas utilities. Customer growth is expected to be down slightly in 1995, at 4% to 5% or approximately 18,000 to 22,000 new customers.

Washington Natural has filed a proposal to redesign its rates to better reflect the cost of serving various classes of customers. Washington Natural filed proposed tariffs with the WUTC in June 1994 that, if approved, would reduce transportation rates by 55% and industrial rates by 13% and make Washington Natural economically indifferent when customers choose between transportation and sales service. The request also proposes to raise residential rates by

5.7% and firm commercial and industrial rates by 1.8%. The effect of these changes, if approved, would be to increase the margin on gas sales to residential and commercial markets (where the majority of Washington Natural's growth occurs), decrease the margin on transportation and larger volume industrial sales, and still maintain the competitive advantage of gas versus alternative energy services. The WUTC has until May 1995 to act on this filing.

Washington Natural also expects to file a general rate case in March 1995 to address all of the costs of operating the utility. In addition to updating operating costs and rate base to reflect recent growth, the utility also will request an increase in its allowed rate of return in light of the recent increases in its cost of capital. The WUTC would have until February 1996 to act on such a filing.

Common Dividend

In October 1993, the Company's quarterly dividend was lowered from 35 cents to 25 cents. Management does not currently intend to recommend to the Board of Directors a further reduction in the dividend. In management's opinion, the strategies the Company is employing, downsizing and re-engineering Washington Natural, greater emphasis on regulatory relations and the merger of the oil and gas exploration subsidiary, should result in earnings to support the dividend over the long term.

Item 8.   Financial Statements and Supplementary Data

1.       Financial Statements:

     Washington Energy Company and Subsidiaries

           Consolidated balance sheets as of September 30, 1994 and 1993.

           Consolidated statements of income for each of the three years in the period ended September 30, 1994.

           Consolidated statements of capitalization as of September 30, 1994 and 1993.

           Consolidated statements of shareholders' earnings reinvested in the business and premium on capital stock for each of the three years in the period ended September 30, 1994.

           Consolidated statements of cash flows for each of the three years in the period ended September 30, 1994.

     Washington Natural Gas Company

           Balance sheets as of September 30, 1994 and 1993.

           Statements of income for each of the three years in the period ended September 30, 1994.

           Statements of capitalization as of September 30, 1994 and 1993.

           Statements of shareholder's earnings reinvested in the business and premium on capital stock for each of the three years in the period ended September 30, 1994.

           Statements of cash flows for each of the three years in the period ended September 30, 1994.

2.   Supplementary Data (Unaudited):

           Consolidated selected quarterly financial data for each of the three years in the period ended September 30, 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Washington Energy Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Washington Energy Company (a Washington corporation) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of income, shareholders' earnings reinvested in the business, premium on capital stock and cash flows for each of the three years in the period ended September 30, 1994, and the accompanying balance sheets and statements of capitalization of Washington Natural Gas Company as of September 30, 1994 and 1993, and the related statements of income, shareholder's earnings reinvested in the business, premium on capital stock and cash flows for each of the three years in the period ended September 30, 1994. These financial statements and the schedules referred to below are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Energy Company and subsidiaries and of Washington Natural Gas Company as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      ARTHUR ANDERSEN LLP
Seattle, Washington,
October 25, 1994

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS




                                                          September 30,
                                                  ------------------------------
                                                     1994                1993
                                                  ----------          ----------
                                                          (in thousands)
PROPERTY, PLANT AND EQUIPMENT:
  Utility plant, at original cost                 $  977,406          $  903,892
  Oil and gas (on full cost method),
   coal and other                                     54,398             258,065
  Accumulated depreciation,
   depletion and amortization                       (249,239)           (297,062)
                                                  ----------          ----------
      Net property, plant and equipment              782,565             864,895
                                                  ----------          ----------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES              98,139                  --
                                                  ----------          ----------
CURRENT ASSETS:
  Cash and cash equivalents                            5,387              13,049
  Receivables, net of allowance for
   uncollectible accounts of $2,139 and
   $474, respectively                                  5,689              20,868
  Unbilled revenue                                     9,961              11,072
  Federal income taxes                                 6,124              15,354
  Purchased gas receivable                            21,261              23,869
  Materials and supplies, at average cost             28,069              40,779
                                                  ----------          ----------
      Total current assets                            76,491             124,991
                                                  ----------          ----------
OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivable                 33,947                  --
   Utility tax asset                                  18,810              18,767
   Deferred charges and other                         20,542              27,164
                                                  ----------          ----------
      Total other assets and deferred charges         73,299              45,931
                                                  ----------          ----------
      Total assets                                $1,030,494          $1,035,817
                                                  ==========          ==========




The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                         CAPITALIZATION AND LIABILITIES




                                                                          September 30,
                                                                 --------------------------------
                                                                    1994                  1993
                                                                 ----------            ----------
                                                                          (in thousands)
CAPITALIZATION (see statements):
  Common shareholders' interest                                  $  256,800            $  322,931
  Redeemable preferred stock                                         90,000                17,300
  Long-term debt                                                    290,200               353,400
                                                                 ----------            ----------
      Total capitalization                                          637,000               693,631
                                                                 ----------            ----------
CURRENT LIABILITIES:
  Notes payable and commercial paper                                125,182               145,498
  Current sinking fund requirements and debt
   maturities                                                        60,140                 5,528
  Accounts payable                                                   34,326                44,484
  Other current liabilities                                          32,261                19,261
  Accrued general taxes                                              12,044                14,198
                                                                 ----------            ----------
      Total current liabilities                                     263,953               228,969
                                                                 ----------            ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                  72,518                78,688
  Other utility tax liabilities                                      12,560                13,139
  Unamortized investment tax credits                                 10,132                10,913
  Contributions in aid of construction                               12,298                10,113
  Contingency reserves and other                                     22,033                   364
                                                                 ----------            ----------
      Total deferred credits and other
       liabilities                                                  129,541               113,217
                                                                 ----------            ----------
      Total capitalization and liabilities                       $1,030,494            $1,035,817
                                                                 ==========            ==========





The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   Year Ended September 30,
                                                            ---------------------------------------
                                                              1994           1993            1992
                                                            --------       --------        --------
                                                                     (in thousands, except
                                                                       per share amounts)
OPERATING REVENUES:
  Regulated utility sales                                   $396,407       $367,853        $284,939
  Merchandise, conservation products
   and other                                                  35,618         71,185          72,533
  Oil and natural gas operations                                  --         31,354          17,616
                                                            --------       --------        --------
        Total operating revenues                             432,025        470,392         375,088

OPERATING EXPENSES:
  Purchases of gas                                           223,502        180,893         122,355
  Utility operations and maintenance                          76,049         67,255          62,579
  Other operations                                            42,019         75,927          71,479
  Depreciation, depletion and amortization                    30,901         38,274          34,852
  General taxes                                               41,487         42,829          34,178
  Federal income taxes                                        (7,663)         9,732           3,665
                                                            --------       --------        --------
        Total operating expenses                             406,295        414,910         329,108
                                                            --------       --------        --------
OPERATING INCOME                                              25,730         55,482          45,980

OTHER INCOME (EXPENSE):
  Pre-tax loss on merger of subsidiary                        (6,304)            --              --
  Federal income taxes on merger of subsidiary               (23,711)            --              --
  Preferred dividend requirement -
   Washington Natural Gas Company                             (3,970)        (2,612)         (2,622)
  Other, net                                                    (940)           555           1,666
                                                            --------       --------        --------
        Gross income (loss)                                   (9,195)        53,425          45,024

INTEREST CHARGES                                              35,652         31,390          31,043
                                                            --------       --------        --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                     (44,847)        22,035          13,981

DISCONTINUED OPERATIONS:
  Loss from operations, net of income tax                         --         (2,570)         (2,542)
  Loss on disposal, net of income tax                           (799)        (9,818)             --
                                                            --------       --------        --------
NET INCOME (LOSS)                                            (45,646)         9,647          11,439

DIVIDENDS ON PREFERRED STOCK                                       9            101             105
EXCESS PREMIUM, PREFERRED REDEMPTION                             673             --              --
                                                            --------       --------        --------
EARNINGS (LOSS) ON COMMON STOCK                             $(46,328)      $  9,546        $ 11,334
                                                            ========       ========        ========


The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Continued)

                                              Year Ended September 30,
                                         -------------------------------
                                           1994        1993        1992
                                         -------     -------     -------
                                              (in thousands, except
                                                per share amounts)
EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations             $ (1.94)    $   .95     $   .71
  From discontinued operations             (0.03)       (.53)       (.13)
                                         -------     -------     -------
  Earnings (loss) per common share       $ (1.97)    $   .42     $   .58
                                         =======     =======     =======
AVERAGE COMMON SHARES OUTSTANDING         23,486      22,996      19,659
                                         =======     =======     =======
DIVIDENDS PER COMMON SHARE               $  1.00     $  1.40     $  1.40
                                         =======     =======     =======
TOTAL COMMON DIVIDENDS DECLARED BASED
 ON SHARES OUTSTANDING ON RECORD DATES
 DURING EACH PERIOD                      $23,468     $32,282     $27,499
                                         =======     =======     =======

The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION



                                                                                       September 30,
                                                                                   ---------------------
                                                                                      1994       1993
                                                                                   ---------   ---------
                                                                                      (in thousands)
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value, authorized
   50,000,000 shares, outstanding
  23,713,688 and 23,311,375 shares                                                 $ 118,568   $ 116,557
 Premium on common stock                                                             199,571     197,917
 Shareholders' earnings (deficit) reinvested
  in the business                                                                    (61,339)      8,457
                                                                                   ---------   ---------
      Total common shareholders' interest                                            256,800     322,931
                                                                                   ---------   ---------
                                                                                        40%*        47%*

                                                              Shares
REDEEMABLE PREFERRED STOCK:                               Outstanding at
  Washington Energy Company - Cumulative;                  September 30,
   authorized 400,000 shares of $100 par                   (in thousands)
   value and 800,000 shares of $25 par                   ------------------
   value                                                  1994         1993
  Washington Natural - cumulative;                       -----         ----
   authorized 1,000,000 shares of $100
   par value and 4,000,000 shares of
   $25 par value
    5%, Series A, $100 par value                            --           21               --       2,100
    6%, Series B, $100 par value                            --           24               --       2,448
    8-7/8%, Series C, $100 par value                        --           30               --       3,000
    8-3/4%, Series F, $100 par value                        --           30               --       3,000
    8-3/4%, Series I, $25 par value                         --          480               --      12,000
    7.45%, Series II, $25 par value                      2,400           --           60,000          --
    8.50%, Series III, $25 par value                     1,200           --           30,000          --
                                                                                   ---------   ---------
                                                                                      90,000      22,548
     Less sinking-fund requirements
     included in current liabilities                                                      --      (5,248)
                                                                                   ---------   ---------
      Total preferred stock                                                           90,000      17,300
                                                                                   ---------   ---------
                                                                                        14%*         2%*


*Percentage of total capitalization.



The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (Continued)


                                                              September 30,
                                                          -------------------
                                                            1994       1993
                                                          --------   --------
                                                            (in thousands)
LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                     $ 40,000   $ 40,000
     8-7/8%  due 1996                                           --      3,200
     8.80%   due 1996                                       25,000     25,000
     8-1/8%  due 1997                                        3,340      3,480
     10-1/4% due 1997                                       30,000     30,000
     9.60%   due 2000                                       25,000     25,000
     9.57%   due 2020                                       25,000     25,000
     Secured Medium-Term Notes, Series A
       5.55% and 5.67% due 1995                             20,000     20,000
       8.25% due 1998                                       11,000     11,000
       7.08% due 1999                                       10,000     10,000
       8.51% through 8.55% due 2001                         19,000     19,000
       7.53% and 7.91% due 2002                             30,000     30,000
       8.25% through  8.40% due 2022                        35,000     35,000
     Secured Medium-Term Notes, Series B
       6.23% through 6.31% due 2003                         28,000     28,000
       6.07% and 6.10% due 2004                             18,500     18,500
       6.51% and 6.53% due 2008                              4,500      4,500
       6.83% and 6.90% due 2013                             13,000     13,000
       7.19% due 2023                                       13,000     13,000
                                                          --------   --------
                                                           350,340    353,680

   Less sinking-fund requirements
    and maturities included in
    current liabilities                                    (60,140)      (280)
                                                          --------   --------
     Total long-term debt                                  290,200    353,400
                                                          --------   --------
                                                              46%*       51%*

TOTAL CAPITALIZATION
                                                          $637,000   $693,631
                                                          ========   ========
                                                             100%*      100%*

*Percentage of total capitalization.





The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS
            REINVESTED IN THE BUSINESS AND PREMIUM ON CAPITAL STOCK

                                                  Year Ended September 30,
                                               ------------------------------
                                                 1994       1993       1992
                                               --------   --------   --------
                                                       (in thousands)
Balance, beginning of year                     $  8,457   $ 31,193   $ 47,358
  Net income (loss)                             (45,646)     9,647     11,439
  Excess premium, preferred
   redemption                                      (673)        --         --
  Cash dividends on capital stock:
    Common stock, $1.00, $1.40, and
     $1.40 per share, respectively              (23,468)   (32,282)   (27,499)
    Preferred stock
      5%, Series A                                   (3)       (26)       (21)
      6%, Series B                                   (1)       (21)       (28)
      8-7/8%, Series C                               (5)       (54)       (56)
                                               --------   --------   --------
Balance, end of year                           $(61,339)  $  8,457   $ 31,193
                                               --------   --------   --------

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                   Year Ended September 30,
                                               ------------------------------
                                                 1994       1993       1992
                                               --------   --------   --------
                                                       (in thousands)
Balance at beginning of year                   $197,917   $145,075   $139,465
  Excess of proceeds over par value of
   common stock issued by public offer-
   ing, less expense of sale                         --     46,543         --
  Excess of cost over par value of
   preferred stock reacquired                      (492)        --         --
  Excess of purchase price over par value
   of shares of common stock issued under
   the Dividend Reinvestment and Stock
   Purchase Plan                                  3,848      6,038      4,967
  Excess of purchase price over par value
   of shares of common stock issued under
   the Employee Stock Purchase and Owner-
   ship Plans                                       481        631        639
  Excess of purchase price over par
   value of shares of common stock
   issued under the Directors Stock
   Bonus Plan                                         2          8         19
  Common and preferred stock expense             (2,185)      (378)       (15)
                                               --------   --------   --------
Balance at end of year                         $199,571   $197,917   $145,075
                                               ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year Ended September 30,
                                               ------------------------------
                                                 1994       1993       1992
                                               --------   --------   --------
                                                       (in thousands)
Cash Flow Provided by (Used in)
 Operating Activities:
  Income (loss) from continuing operations     $(44,847)  $ 22,035   $ 13,981

  Adjustments to reconcile income (loss) from
   continuing operations to net cash provided
   by operating activities:
    Pre-tax loss on merger of Resources           6,304         --         --
    Depreciation, depletion and amortization     31,293     38,635     36,136
    Provision for uncollectible accounts
     receivable                                   3,267      1,613      1,195
    Increase (decrease) in:
      Federal income tax - current                6,571     (8,844)    (1,571)
      Federal income tax - deferred             (23,452)    17,551      1,396
      Deferred tax on merger of Resources        24,784         --         --
      Deferred charges                          (19,953)   (20,105)     1,305
      Accounts receivable                        35,766    (19,126)   (21,591)
      Accounts payable                            6,668      4,767     12,312
      Materials and supplies                     11,824     (4,539)      (156)
      Other assets and liabilities              (26,662)     8,251     19,256
    Other                                         4,331     (3,632)     3,988
                                               --------   --------   --------
      Total adjustments                          60,741     14,571     52,270
                                               --------   --------   --------
        Net cash provided by operating
         activities                              15,894     36,606     66,251
                                               --------   --------   --------

Cash Flow Provided by (Used in) Investing
 Activities:
  Utility plant additions                       (84,506)   (91,275)   (94,860)
  Coal, oil and gas and other
   property expenditures                         (2,347)   (38,211)   (30,576)
  Invested in Resources prior to merger         (20,760)        --         --
  Proceeds from merger of Resources              63,661         --         --
  Proceeds from disposition                          --      1,339      2,689
                                               --------   --------   --------
        Net cash used in investing activities   (43,952)  (128,147)  (122,747)
                                               --------   --------   --------





The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                    Year Ended September 30,
                                                 ------------------------------
                                                   1994      1993        1992
                                                 -------   --------    --------
                                                        (in thousands)
Cash Flow Provided by (Used in)
 Financing Activities:
  Proceeds from issuance of common stock         $  6,342  $ 70,528   $ 7,437
  Proceeds from issuance of preferred stock        87,887        --        --
  Proceeds from debt financing
   (reductions of):
    First Mortgage Bonds                               --    77,000    95,000
    Commercial paper, net                         (20,316)   24,388    18,765
    Bank loans, net                                    --   (17,100)   17,100
  Redemptions and repurchases
    Preferred stock                               (23,221)  (10,200)     (200)
    Long-term debt                                 (3,340)   (9,260)  (46,884)
  Cash dividend payments
    Common                                        (23,468)  (32,282)  (27,499)
    Preferred                                          (9)     (101)     (105)
                                                 --------  --------   -------
        Net cash provided by
         financing activities                      23,875   102,973    63,614
                                                 --------  --------   -------
Net cash provided by (used in)
 continuing operations                             (4,183)   11,432     7,118
Net cash used in discontinued operations           (3,479)   (3,795)   (3,260)
                                                 --------  --------   -------
Net increase (decrease) in cash                    (7,662)    7,637     3,858
  Beginning cash and cash equivalents              13,049     5,412     1,554
                                                 --------  --------   -------
  Ending cash and cash equivalents               $  5,387  $ 13,049   $ 5,412
                                                 ========  ========   =======

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year for:
    Interest (net of amounts capitalized)        $ 35,468  $ 30,685   $29,726
    Income taxes                                    5,180     6,598     4,165





The accompanying notes are an integral part of these consolidated statements.

                         WASHINGTON NATURAL GAS COMPANY
                                 BALANCE SHEETS
                                     ASSETS



                                                                         September 30,
                                                              ---------------------------------
                                                                1994                    1993
                                                              ---------               ---------
                                                                        (in thousands)
UTILITY PLANT, at original cost                               $ 977,406               $ 903,892
  Accumulated depreciation                                     (239,520)               (216,781)
                                                              ---------               ---------
      Net utility plant                                         737,886                 687,111
                                                              ---------               ---------
RECEIVABLES FROM AFFILIATED COMPANIES                             2,020                   4,459
                                                              ---------               ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         427                   9,773
  Receivables, net of allowance for
   uncollectible accounts of $2,096 and
   $474, respectively                                             2,003                   9,066
  Unbilled revenue                                                9,961                  11,072
  Federal income taxes                                           20,161                   8,000
  Purchased gas receivable                                       21,261                  23,869
  Materials and supplies, at average cost                        25,360                  39,606
                                                              ---------               ---------
      Total current assets                                       79,173                 101,386
                                                              ---------               ---------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental insurance receivable                             33,947                      --
  Utility tax asset                                              18,810                  18,767
  Deferred charges and other                                     13,180                  22,793
                                                              ---------               ---------
      Total other assets and deferred charges                    65,937                  41,560
                                                              ---------               ---------
      Total assets                                            $ 885,016               $ 834,516
                                                              =========               =========




     The accompanying notes are an integral part of these balance sheets.

                         WASHINGTON NATURAL GAS COMPANY
                           BALANCE SHEETS (Continued)
                         CAPITALIZATION AND LIABILITIES



                                                                    September 30,
                                                           -------------------------------
                                                             1994                  1993
                                                           --------              ---------
                                                                   (in thousands)
CAPITALIZATION (see statements):
  Common shareholder's interest                            $ 235,988              $ 262,334
  Redeemable preferred stock                                  90,000                 17,300
  Long-term debt                                             290,200                353,400
                                                           ---------              ---------
      Total capitalization                                   616,188                633,034
                                                           ---------              ---------
CURRENT LIABILITIES:
  Current sinking fund requirements
   and debt maturities                                        60,140                  5,580
  Accounts payable                                            30,914                 27,489
  Other current liabilities                                   26,773                 11,204
  Accrued general taxes                                       11,869                 10,755
                                                           ---------              ---------
      Total current liabilities                              129,696                 55,028
                                                           ---------              ---------
PAYABLES TO AFFILIATED COMPANIES                              39,828                 49,809
                                                           ---------              ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                           64,314                 62,480
  Other utility tax liabilities                               12,560                 13,139
  Unamortized investment tax credits                          10,132                 10,913
  Contributions in aid of construction                        12,298                 10,113
                                                           ---------              ---------
      Total deferred credits and
       other liabilities                                      99,304                 96,645
                                                           ---------              ---------
      Total capitalization and liabilities                 $ 885,016              $ 834,516
                                                           =========              =========





     The accompanying notes are an integral part of these balance sheets.

                         WASHINGTON NATURAL GAS COMPANY
                              STATEMENTS OF INCOME



                                                                    Year Ended September 30,
                                                           ----------------------------------------
                                                             1994            1993            1992
                                                           --------        --------        --------
                                                                        (in thousands)
OPERATING REVENUES:
  Regulated utility sales                                  $396,407        $367,853        $284,939
  Merchandise and conservation products                          --          63,210          66,083
                                                           --------        --------        --------
      Total operating revenues                              396,407         431,063         351,022

OPERATING EXPENSES:
  Purchases of gas                                          223,502         181,157         130,336
  Utility operations and maintenance                         78,348          67,644          63,358
  Other operations                                            3,423          55,801          57,182
  Depreciation                                               30,901          28,183          25,786
  General taxes                                              41,169          38,979          31,570
  Federal income taxes                                       (4,878)          9,497           4,647
                                                           --------        --------        --------
      Total operating expenses                              372,465         381,261         312,879
                                                           --------        --------        --------
OPERATING INCOME                                             23,942          49,802          38,143
OTHER INCOME (EXPENSE), net                                  (2,067)         (1,198)            135
                                                           --------        --------        --------
      Gross income                                           21,875          48,604          38,278

INTEREST CHARGES                                             30,118          26,833          26,047
                                                           --------        --------        --------
NET INCOME (LOSS)                                            (8,243)         21,771          12,231
DIVIDENDS ON PREFERRED STOCK                                  3,979           2,720           2,740
EXCESS PREMIUM, PREFERRED REDEMPTION                            798              --              --
                                                           --------        --------        --------
EARNINGS (LOSS) ON COMMON STOCK                            $(13,020)       $ 19,051        $  9,491
                                                           ========        ========        ========





       The accompanying notes are an integral part of these statements.

                         WASHINGTON NATURAL GAS COMPANY
                          STATEMENTS OF CAPITALIZATION


                                                                                               September 30,
                                                                                          -----------------------
                                                                                            1994            1993
                                                                                          --------        --------
                                                                                               (in thousands)
COMMON SHAREHOLDER'S INTEREST:
   Common stock, $5 par value,
   authorized 25,000,000 shares,
   outstanding 10,774,599 and  10,524,409 shares                                          $ 53,873        $ 52,622
   Premium on common stock                                                                 163,978         161,618
   Shareholder's earnings reinvested
    in the business                                                                         18,137          48,094
                                                                                          --------        --------
        Total common shareholder's interest                                                235,988         262,334
                                                                                          --------        --------
                                                                                                38%*            41%*

                                                                    Shares
REDEEMABLE PREFERRED STOCK:                                     Outstanding at
   Cumulative; authorized                                        September 30,
    1,000,000 shares of $100 par value                          (in thousands)
    and 4,000,000 shares of $25 par value                    --------------------
                                                              1994          1993
                                                             ------        ------
     5%, Series A, $100 par value                               --           21                 --           2,100
     6%, Series B, $100 par value                               --           25                 --           2,500
     8-7/8%, Series C, $100 par value                           --           30                 --           3,000
     8-3/4%, Series F, $100 par value                           --           30                 --           3,000
     8-3/4%, Series I, $25 par value                            --          480                 --          12,000
     7.45%, Series II, $25 par value                         2,400           --             60,000              --
     8.50%, Series III, $25 par value                        1,200           --             30,000              --
                                                                                          --------        --------
                                                                                            90,000          22,600
     Less sinking-fund requirements
       included in current liabilities                                                          --          (5,300)
                                                                                          --------        --------
        Total preferred stock                                                               90,000          17,300
                                                                                          --------        --------
                                                                                                15%*             3%*

*Percentage of total capitalization.



       The accompanying notes are an integral part of these statements.

                         WASHINGTON NATURAL GAS COMPANY
                          STATEMENTS OF CAPITALIZATION
                                  (Continued)


                                                                  September 30,
                                                         -------------------------------
                                                           1994                   1993
                                                         --------               --------
                                                                 (in thousands)
LONG-TERM DEBT:
  First Mortgage Bonds
    9.96%   due 1995                                     $ 40,000               $ 40,000
    8-7/8%  due 1996                                           --                  3,200
    8.80%   due 1996                                       25,000                 25,000
    8-1/8%  due 1997                                        3,340                  3,480
    10-1/4% due 1997                                       30,000                 30,000
    9.60%   due 2000                                       25,000                 25,000
    9.57%   due 2020                                       25,000                 25,000
    Secured Medium-Term Notes, Series A
      5.55% and 5.67% due 1995                             20,000                 20,000
      8.25% due 1998                                       11,000                 11,000
      7.08% due 1999                                       10,000                 10,000
      8.51% through 8.55% due 2001                         19,000                 19,000
      7.53% and 7.91% due 2002                             30,000                 30,000
      8.25% through 8.40% due 2022                         35,000                 35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                         28,000                 28,000
      6.07% and 6.10% due 2004                             18,500                 18,500
      6.51% and 6.53% due 2008                              4,500                  4,500
      6.83% and 6.90% due 2013                             13,000                 13,000
      7.19% due 2023                                       13,000                 13,000
                                                         --------               --------
                                                          350,340                353,680
  Less sinking-fund requirements
   and debt maturities included in
   current liabilities                                    (60,140)                  (280)
                                                         --------               --------
    Total long-term debt                                  290,200                353,400
                                                         --------               --------
                                                               47%*                   56%*

TOTAL CAPITALIZATION                                     $616,188               $633,034
                                                         ========               ========
                                                              100%*                  100%*

*Percentage of total capitalization.





       The accompanying notes are an integral part of these statements.

                         WASHINGTON NATURAL GAS COMPANY
                      STATEMENTS OF SHAREHOLDER'S EARNINGS
                           REINVESTED IN THE BUSINESS

                                                     Year Ended September 30,
                                             -----------------------------------------
                                               1994             1993            1992
                                             --------         --------        --------
                                                           (in thousands)
Balance, beginning of year                   $ 48,094         $ 55,088        $ 67,288
  Net income (loss) for the year               (8,243)          21,771          12,231
  Excess premium, preferred redemption           (798)              --              --
  Cash dividends on capital stock:
    Common stock $1.60, $2.60, and
     $2.60 per share, respectively            (16,937)         (26,045)        (21,691)
    Preferred stock
      5%, Series A                                 (9)            (108)           (113)
      6%, Series B                                (13)            (154)           (160)
      8-7/8%, Series C                            (23)            (271)           (280)
      8-3/4%, Series F                            (22)            (437)           (437)
      8-3/4%, Series I                            (88)          (1,750)         (1,750)
      7.45%, Series II                         (3,824)              --              --
      8.50%, Series III                            --               --              --
                                             --------         --------        --------
Balance, end of year                         $ 18,137         $ 48,094        $ 55,088
                                             ========         ========        ========

                         WASHINGTON NATURAL GAS COMPANY
                     STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                      Year Ended September 30,
                                             -----------------------------------------
                                               1994             1993            1992
                                             --------         --------        --------
                                                           (in thousands)
Balance at beginning of year                 $161,618         $108,186        $102,417
  Excess of proceeds over par value of
   common stock issued to parent company,
   less expense of sale                            --           46,714              --
  Excess of cost over par value of
   preferred stock reacquired                    (331)              --              --
  Excess of purchase price over
   par value of shares of common
   stock issued under the parent
   company's Dividend Reinvestment
   and Stock Purchase Plan                      4,507            6,651           5,502
  Excess of purchase price over
   par value of shares of common
   stock issued under the parent
   company's Employee Stock Purchase
   Plan                                           350              361             349
  Common and preferred stock expense           (2,166)            (294)            (82)
                                             --------         --------        --------
Balance at end of year                       $163,978         $161,618        $108,186
                                             ========         ========        ========

       The accompanying notes are an integral part of these statements.

                         WASHINGTON NATURAL GAS COMPANY
                            STATEMENTS OF CASH FLOWS




                                                                                      Year Ended September 30,
                                                                              ----------------------------------------
                                                                               1994             1993            1992
                                                                              -------         --------        --------
                                                                                            (in thousands)
Cash Flow Provided by (Used in)
 Operating Activities:
  Net income (loss)                                                           $ (8,243)       $ 21,771        $ 12,231

  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                                               31,293          28,544          26,085
    Provision for uncollectible accounts
     receivable                                                                  3,571           1,610           1,173
    Increase (decrease) in:
      Federal income tax - Current                                             (12,161)          1,830          (2,745)
      Federal income tax - Deferred                                              1,053          12,724           4,512
      Accounts receivable                                                       41,150         (16,112)        (20,406)
      Accounts payable                                                           1,945           6,966          (3,022)
      Materials and supplies                                                    14,246          (4,643)             42
      Deferred charges                                                         (18,178)        (17,724)         (1,114)
      Other assets and liabilities                                             (21,910)          1,413          18,986
    Other                                                                        4,114          (1,175)          2,882
                                                                              --------        --------        --------
      Total adjustments                                                         45,123          13,433          26,393
                                                                              --------        --------        --------
      Net cash provided by operating
       activities                                                               36,880          35,204          38,624
                                                                              --------        --------        --------
Cash Flow Used in Investing Activities:
  Utility plant additions                                                      (84,506)        (91,275)        (94,860)
                                                                              --------        --------        --------





       The accompanying notes are an integral part of these statements.

                         WASHINGTON NATURAL GAS COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (Continued)



                                                                        Year Ended September 30,
                                                               -------------------------------------------
                                                                 1994             1993              1992
                                                               --------         --------          --------
                                                                             (in thousands)
Cash Flow Provided by (Used in)
 Financing Activities:
  Proceeds from issuance of common stock                       $  6,108         $ 64,023          $  6,992
  Proceeds from issuance of preferred stock
  Proceeds from debt financing
   (reductions of):
    Preferred stock                                              87,887               --                --
    First mortgage bonds                                             --           77,000            95,000
    Commercial paper                                             (8,502)         (11,250)           10,055
    Bank loans, net                                                  --          (17,100)           17,100
  Redemptions and repurchases
    Preferred stock                                             (23,398)         (10,300)             (300)
     Long-term debt                                              (3,340)          (9,260)          (46,884)
  Cash dividend payments
    Common                                                      (16,937)         (26,045)          (21,691)
    Preferred                                                    (3,538)          (2,725)           (2,745)
                                                               --------         --------          --------
      Net cash provided by
       financing activities                                      38,280           64,343            57,527
                                                               --------         --------          --------

Net increase (decrease) in cash and
 cash equivalents                                                (9,346)           8,272             1,291
  Beginning cash and cash equivalents                             9,773            1,501               210
                                                               --------         --------          --------
  Ending cash and cash equivalents                             $    427         $  9,773          $  1,501
                                                               ========         ========          ========

Supplemental Disclosures of Cash Flow Information
  Cash Paid During the Year for:
    Interest (net of amounts capitalized)                      $ 29,836         $ 26,264          $ 24,892
    Income taxes                                                  2,400              601             3,134





       The accompanying notes are an integral part of these statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
                         NOTES TO FINANCIAL STATEMENTS

Certain information, necessary to understand Washington Natural's financial condition and results of operations, is substantially the same as disclosed by the Company in this report.

(1)  SUMMARY OF ACCOUNTING POLICIES:

(a)  General

The consolidated financial statements include the accounts of Washington Energy Company ("the Company") and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's subsidiaries are Washington Natural Gas Company ("Washington Natural"); Washington Energy Services Company ("Services"); Washington Energy Gas Marketing Company ("WEGM"); WECO Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc., and its wholly-owned subsidiary; and ThermRail, Inc. Due to the merger of Washington Energy Resources Company ("Resources") with a subsidiary of Cabot Oil & Gas Corporation ("Cabot"), Houston, Texas, the current year financial statements through the date of the merger show Resources' earnings in "Other income (expense)," using the equity method of accounting. The prior year financial statements reflect Resources on a consolidated basis in accordance with generally accepted accounting principles ("GAAP").

Washington Natural's accounting records are maintained in accordance with GAAP and with the Federal Energy Regulatory Commission's ("FERC") uniform system of accounts, which has been adopted by the Washington Utilities and Transportation Commission ("WUTC").

(b)  Reclassifications

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation. Certain regulated revenues of Washington Natural, which were previously reported as "Merchandise, conservation products and other" in the income statement, are now combined with utility gas sales and reported as "Regulated utility sales". The costs of developing and implementing certain major computer software applications were previously reported as deferred charges and are now reported in property, plant and equipment.

(c)  Utility Plant and Depreciation

Utility plant is stated at the original cost of construction. When a depreciable unit of property is retired, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement. Substantially all of the property of Washington Natural is subject to the lien of its First Mortgage Bonds.

Provisions for depreciation of utility plant are determined by applying straight-line rates to the original cost of the various classifications of property, adjusted for estimated removal cost and salvage. These rates may be adjusted prospectively from time to time based upon revised estimates of the useful lives, removal costs and salvage of the various classes of assets, with approval of the WUTC. The average depreciation rate used was approximately 3.5% for 1994 and 3.6% for 1993 and 1992.

(d)  Regulatory Assets

Washington Natural defers certain costs that otherwise would be charged to expense if it is probable that the WUTC will permit future recovery of such costs. Differences between the actual cost of purchased gas and that allowed by the WUTC are deferred and recovered or repaid through a "purchased gas cost adjustment" mechanism. Certain income tax deferrals are discussed in Note 2. The remainder of these costs are reported as "Deferred charges and other" in the financial statements and are amortized and recovered in rates as prescribed by the WUTC. At September 30, 1994 and 1993, such deferred charges totaled $3,614,000 and $1,918,000, respectively. Of the total year end 1994 balance, $1,831,000 was being amortized and recovered in rates, with the remainder subject to future regulatory review and approval for recovery.

(e)  Interest Capitalized

The Company capitalizes the interest costs incurred to finance assets under construction or development. Interest capitalized relative to utility plant construction in 1994, 1993 and 1992 was $453,000, $250,000, and $656,000,
respectively. The Company discontinued interest capitalization on its coal projects in 1994 as the projects were not actively under development during the year. Total interest capitalized in 1993 and 1992 related to the coal projects was $541,000 and $549,000, respectively.

(f)  Unbilled Gas Revenues

Washington Natural accrues revenues for gas delivered but not billed to customers based on estimated usage from the meter reading dates to month end.

(2)  INCOME TAXES:

(a)  General

The Company and all of its subsidiaries file a consolidated federal income tax return. Current and deferred taxes are recorded by each member of the consolidated group as if each were a stand-alone entity using the consolidated rate. Under an informal tax sharing arrangement, each member of the group pays or is paid for the current tax liability or benefit it generates when paid or realized by the consolidated group.

The Company's consolidated income tax provision is as follows (in thousands):


                                            1994        1993       1992
                                          -------     -------    -------
Charged to operations
  Current                                 $(8,257)    $(4,598)   $(1,590)
  Deferred                                  1,375      15,126      6,035
  Investment tax credit, net                 (781)       (796)      (780)
                                          -------     -------    -------
                                           (7,663)      9,732      3,665
Charged to other income
 (expense)                                 23,398         (36)       325
Charged to discontinued
 operations                                  (430)     (6,610)    (1,309)
                                          -------     -------    -------
  Total income tax expense                $15,305     $ 3,086    $ 2,681
                                          =======     =======    =======


The amount charged to "Other income (expense)" in 1994 consists primarily of deferred income taxes provided on the Cabot merger (see Note 13 page 65).

Washington Natural's consolidated income tax provision is as follows (in thousands):



                                          1994       1993       1992
                                        -------     ------     ------
Charged to operations:
  Current                               $(5,309)    $2,380     $1,341
  Deferred                                1,212      7,913      4,086
  Investment tax credit, net               (781)      (796)      (780)
Charged to other income, net             (1,113)        50        254
                                        -------     ------     ------
  Total income tax expense (benefit)    $(5,991)    $9,547     $4,901
                                        =======     ======     ======

On October 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96, the prior accounting standard for income taxes the Company had followed since 1988. SFAS Nos. 109 and 96 both prescribe use of the liability method, whereby deferred tax assets and liabilities are recognized for temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will be in effect when the temporary differences are expected to be settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted. Adoption of SFAS No. 109 had no material impact on results of operations.

The temporary differences and associated tax assets and liabilities comprising the Company's net deferred tax liability at September 30 are as follows (in thousands):


                                                                                       1994
                                                                                     --------
Deferred tax liabilities
  Accelerated depreciation                                                           $ 61,264
  Investment in Cabot stock                                                            29,735
  Coal development activities                                                          11,813
  Environmental remediation                                                             1,943
  Other                                                                                 1,497
                                                                                     --------
    Total                                                                             106,252
                                                                                     --------
Deferred tax assets
  Net operating loss carry-
   forward                                                                             20,045
  Alternative minimum tax
   credits                                                                              8,333
  Reserves for future losses                                                            4,951
  Other                                                                                   405
                                                                                     --------
    Total                                                                              33,734
                                                                                     --------
      Net deferred tax liability                                                     $ 72,518
                                                                                     ========

The components of deferred income tax expense for years under which the Company followed SFAS No. 96 are as follows:

                                                                      Year Ended September 30,
                                                                     ------------------------
                                                                         1993        1992
                                                                       -------      -------
                                                                           (in thousands)
Included in Operating Expense:
  Tax depreciation                                                     $ 4,452      $3,588
  Gas and oil exploration and
  production activities                                                  5,721       1,960
  Coal development activities                                            1,398        (410)
  Railroad activities                                                       44          55
  Investment activities                                                    (69)       (161)
  Waste conversion activities                                              (65)        503
  Interest capitalized                                                     184           -
  Environmental activities                                               3,461         500
                                                                       -------      ------
                                                                        15,126       6,035
Included in Other Income:
  Other non-utility activities                                              50         219
                                                                       -------      ------
    Total deferred tax provision                                       $15,176      $6,254
                                                                       =======      ======

At September 30, 1994 the following carry-forwards are available to reduce the Company's future income tax liability (in thousands):

                                                 Tax
                                              Reduction        Expiration
                                              ---------        ----------
Net operating loss                             $20,045               2009
Alternative minimum tax credits                  8,333          Unlimited
                                               =======          =========

The Company has determined it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance is not required. The alternative minimum tax credits can be used in the future to reduce the Company's regular tax liability in excess of its minimum tax liability.

(b)  Flow-through accounting

In accordance with a directive from the WUTC, Washington Natural uses "flow-through accounting," wherein no charge is made currently in the income statement for certain income tax payments deferred as allowed by the Internal Revenue Service. However, as required by SFAS No. 109, a deferred tax liability or asset has been recorded for the amount of income tax payments deferred. A deferred utility tax asset or liability has been recorded to reflect the expected recovery through customer rates when these taxes become payable in future periods. Based on the WUTC's past decisions and policies, management expects that the Commission will continue to allow Washington Natural full recovery in its rates of the increased future tax expense resulting from the use of this accounting method.

(c)  Reconciliation of Statutory Income Tax Rate to Effective Rate

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES

                                                             Year Ended September 30,
                                                      ------------------------------------
                                                       1994           1993           1992
                                                      ------         ------         ------
Statutory income tax rate                             (35.0%)         34.8%          34.0%
Excess of book over tax depreciation not
 deferred                                               3.4            2.2            4.9
Accelerated benefit on early retirement
 of depreciable assets                                 (2.8)          (2.8)          (3.6)
Tax credit on gas produced from tight
 sands formation                                        4.9           (5.1)          (5.5)
Amortization of investment tax credit                  (2.7)          (2.5)          (4.3)
Dividends-minority interest                             4.8            2.8            5.0
Cabot merger and related reserves (see
 Note 13 page 65)                                      83.3             --             --
Effect of tax rate change from 34% to 35%                --            2.8             --
Adjustments related to prior years                       --             --           (4.1)
Other, net                                             (1.8)          (1.6)          (4.2)
                                                       ----           ----           ----
  Effective income tax rate                            54.1%          30.6%          22.2%
                                                       ====           ====           ====

                         WASHINGTON NATURAL GAS COMPANY

                                                                       Year Ended September 30,
                                                                 -----------------------------------
                                                                  1994            1993          1992
                                                                 ------           ----          ----
Statutory income tax rate                                        (35.0%)          34.8%         34.0%
Excess of book over tax depreciation
 not deferred                                                      7.0             2.2           5.1
Accelerated benefit on early
 retirement of depreciable assets                                 (5.7)           (2.9)         (3.8)
Amortization of investment tax credit                             (5.5)           (2.5)         (4.5)
Other, net                                                        (2.9)           (1.1)         (2.2)
                                                                 -----            ----          ----
  Effective income tax rate                                      (42.1%)          30.5%         28.6%
                                                                 =====            ====          ====

The investment tax credit was repealed by Congress in 1986. Credits earned previously are being credited to income over the lives of the property giving rise to the credits.

(3)  COMMON STOCK:

(a)  Public Offering of $5 Par Value Common Stock

In October 1992, the Company sold 3,050,000 shares of its common stock to the public for net proceeds of $61,793,000. Proceeds were used to repay a portion of the short-term borrowings outstanding at the time of sale.

(b)  Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, under which options are granted to eligible employees who elect to participate in the plan. The option price under the plan is 90% of the fair market value of the common stock at the grant date, or 100% of the fair market value at the exercise date, whichever is less; but in no event less than the par value of the common stock. In 1994, 1993 and 1992, 27,055, 21,549, and 21,051 shares, respectively, were issued under the plan at average prices per share of $16.27, $20.08, and $19.99, respectively, with average fair market values on the exercise date of $16.44, $22.09, and $22.57, respectively. At September 30, 1994, 60,282 shares were authorized for future issues.

(c)  Dividend Reinvestment and Stock Purchase Plan

This plan, available to all holders of the Company's common stock, provides for reinvestment of dividends at 95% of the average of the high and low prices of Washington Energy's common stock on each dividend payment date. The plan also provides for the purchase of common stock with optional cash payments not to exceed $3,000 per quarter at 100% of the average price on the dividend payment date. During 1994, 1993 and 1992, 363,879, 367,421, and 321,020 shares, respectively, were issued under the plan. At September 30, 1994, there were 108,492 shares of the Company's common stock authorized but unissued under this plan.

(d)  Performance Share Plan

A Performance Share Plan was established October 1, 1981, which provides for the annual assignment of performance units to designated officers and other key executives, and for payment of the awards to be contingent upon attainment of future performance objectives of the Company. Under current committee policy, unless otherwise authorized by the committee, at least fifty percent of any payments made pursuant to the plan are to be paid in common stock of the Company and the balance of the payments are to be paid in cash or shares of common stock. The actual value of each award at the time of payment depends on
(a) the number of contingent performance units assigned, (b) the Company's financial performance for the four year period following the assignment compared with pre-established goals, and (c) the market value of the Company's common stock at the time of any award payment. At September 30, 1994, the remaining maximum number of shares that could be used to make award payments was 774,324 shares of common stock. At September 30, 1994, 118,154 performance units had been assigned under the plan. During 1994, there were 10,489 shares issued under the plan.

(e)  Stock Option Plan

The Stock Option Plan, with stock appreciation rights, approved by the shareholders in February 1984, expired September 30, 1993. As of September 30, 1994, options to purchase 187,300 shares were granted and unexercised, and 198,632 shares had been issued under the plan. The options and appreciation rights exercised during 1994, 1993 and 1992 were 700, 45,427 and 21,600, respectively, at average prices of $15.06, $19.43 and $19.38. Total compensation expense recognized for this plan in 1994, 1993 and 1992, respectively, was $0, $135,845 and $46,508. At September 30, 1994, the exercise price on these options range from a low of $20.06 to a high of $21.38, and expire between 1999 and 2002.

The Board of Directors, by resolution at its meeting on December 15, 1993, recommended a new Stock Option Plan which was approved by a vote of the shareholders on February 25, 1994. Under this plan, as in the previous plan, options are offered to executive and key employees to purchase shares of Washington Energy's common stock at a price of not less than 100% of the market value of such shares at the time of granting the option. 800,000 shares of common stock have been authorized for the purposes of this plan. Options to purchase 106,200 shares at prices ranging from $18.25 to $18.375, with expiration dates ranging from December 14, 2003 to January 14, 2004, have been granted under this plan. As of September 30, 1994 all 106,200 options were outstanding.

(f)  Directors' Stock Bonus Plan

The Directors' Stock Bonus Plan was approved by the shareholders in February 1991. The plan provides for annual grants of 200 shares of Washington Energy Company common stock to outside directors. At September 30, 1994, 8,000 shares had been awarded under the plan. These awards are deferred until the director leaves the Board of Directors. When the director leaves the Board of Directors the shares are issued. During 1994, 1993 and 1992, 190, 382, and 1,145 shares, respectively, were issued under the plan.

(g)  General

The increase in common equity resulting from issuance of shares under the plans was $6,342,000 in 1994, $8,735,000 in 1993, and $7,437,000 in 1992.

Unexercised options at September 30, 1994, do not result in any material dilution of earnings per common share.

(4)  DIVIDEND RESTRICTION:

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long term ability to pay dividends is limited by the restrictions on dividend payments in the First Mortgage Bond indentures of Washington Natural. At September 30, 1994, all retained earnings of Washington Natural were restricted under the terms of these indentures. Washington Natural is restricted from paying dividends to Washington Energy until its retained earnings increase by more than $23 million.

(5)  FINANCING, SOURCES OF CAPITAL AND NEW CONSTRUCTION:

The Company's projected 1995 utility construction requirements and other capital expenditures are estimated at $82 million. The Company plans to fund these programs with internally generated cash flow and short-term borrowings.

The Company has a $150 million commercial paper program available at current market rates. At September 30, 1994, $61 million of this program was unused. This program is backed by a committed revolving credit agreement with eight banks. The credit agreement allows the Company to borrow at market interest rates for unsecured commercial loans and requires payment of an annual commitment fee of .25% on the average unused amount.

The Company has uncommitted short-term credit arrangements whereby it may borrow up to $80 million at current short-term market rates. At September 30, 1994, $44 million of this credit line was available.

Washington Natural has an agreement with Cooperative Receivables Corporation ("CRC") whereby it may sell to CRC up to $90 million principal amount of undivided interests in merchandise and gas accounts receivable at face value. With the transfer of the merchandise business to Services in 1994, new merchandise receivables are no longer being sold to CRC. At September 30, 1994, $56 million of outstanding merchandise and gas receivables had been sold under the agreement, which represented all but approximately $2 million of total receivables eligible to be sold to CRC.

The composite interest rate at September 30, 1994, 1993 and 1992, on outstanding short-term borrowings was 5.01%, 3.33% and 3.52%, respectively. During the past three years, short-term borrowing levels and average interest rates were as follows:

                                          1994      1993     1992
                                         ------    ------   ------
Maximum outstanding
  (in millions)                          $174.3    $161.4   $138.2
Average outstanding
  (in millions)                          $115.5    $116.5   $111.6

Weighted average rate                      4.2%       4.2%     6.0%


The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-term debt. The two agreements outstanding at September 30, 1994, effectively change the Company's interest rate on commercial paper to 8.59% on a notional principal amount of

$25 million expiring December 28, 1995, and to 9.64% on a notional principal amount of $16.5 million expiring March 31, 2000.

The Company leases the majority of its motor vehicle fleet, certain computer and telecommunications equipment and office space at four locations, which are accounted for as operating leases. Annual rental expense for 1994, 1993 and 1992 was $4,050,000, $5,098,000 and $4,889,000, respectively. Minimum annual lease payments are as follows (in thousands):


                      1995                      $ 3,694
                      1996                        2,472
                      1997                        1,552
                      1998                          941
                      1999                          495
                      Thereafter                 15,177
                                                -------
                      Total                     $24,331
                                                =======

(6)  LONG-TERM DEBT:

The total principal amount of Washington Natural's First Mortgage Bonds authorized by the indenture dated April 1, 1957, is not limited except as restricted by the provisions of the indenture and except as may be limited by law.

The Company's sinking fund requirements and long-term debt maturities for the next five years ending September 30 are: 1995, $60,140,000; 1996, $25,140,000;
1997, $140,000; 1998, $43,920,000; and 1999, none.  These are expected to be refunded by a combination of short-term borrowings and the issuance of long-term debt.

(7)  COAL AND RAILROAD PROPERTIES:

Thermal Resources, Inc., a wholly-owned subsidiary of Thermal Energy, Inc., has subleased to Montco, a 95%-owned partnership formed to develop coal properties in southeastern Montana, its rights to surface control over and mineral rights to approximately 270 million tons of recoverable coal reserves and surface control over substantial additional reserves in the area. Proposals for test burns of Montco's coal have been made to several utilities. The results of such tests would better define the quality of the reserves.

ThermRail, Inc., holds an 87.5% partnership interest in the Tongue River Railroad Company ("TRR"), which was formed to develop a railroad to transport Montco's coal to market. TRR is currently awaiting approval by the Interstate Commerce Commission of a request to extend the proposed rail line beyond the Montco properties. This would facilitate use of the line by existing coal shippers, which would enhance the economic viability of developing Montco's coal reserves.

The Company's investment in Thermal Energy, Inc., totaled $28,001,000 and $26,238,000 at September 30, 1994 and 1993, respectively, and its investment in ThermRail, Inc., totaled $5,584,000 and $4,925,000 at the respective dates.
The Company does not anticipate incurring significant expenditures to develop the coal reserves or the railroad during the next two years. In management's opinion, no events have occurred or circumstances exist that indicate any material impairment of these investments.

(8)  PREFERRED STOCK:

On September 15, 1994, Washington Natural sold 1,200,000 shares of 8.50% cumulative preferred stock, $25 par value, to the public for net proceeds of $29,105,000. The new preferred stock is redeemable on or after September 1, 1999, at par value and has no sinking-fund requirements.

In November 1993, Washington Natural sold 2,400,000 shares of 7.45% cumulative preferred stock, $25 par value, to the public following the early redemption of all its other preferred stock series. The sale netted proceeds to Washington Natural of $58,782,000. The preferred stock is redeemable on or after November 1, 2003, at par value and has no sinking-fund requirements.

As part of a plan for early redemption, the Company and Washington Natural redeemed in November 1993, all previously outstanding preferred stock. The following shares were redeemed at the following prices: Series A, 21,000 shares, $102; Series B, 24,480 shares, $101; Series C, 30,000 shares, $101; Series F, 30,000 shares, $102.9167; and Series I, 480,000 shares, $25.7292.
Washington Natural had previously elected to redeem at par value 10,000 shares of its preferred stock Series F, $100 par value, and 160,000 shares of preferred stock Series I, $25 par value, through additional, optional sinking-fund payments in September 1993.

(9)  PENSION AND RETIREMENT BENEFITS:

The Company has a defined benefit pension plan (the "Plan") for the benefit of all regular employees who have attained 21 years of age and have completed one year of service. Benefits are based on annual compensation and length of service. The Company's policy is to fund the Plan annually at the level necessary to provide benefits attributable to service to date and for benefits expected to be earned in the future.

As required by SFAS No. 87, the Company follows the projected unit credit method for determining pension expense for financial reporting purposes. Application of this accounting method on October 1, 1987, resulted in a transition gain (excess of Plan assets over projected benefit obligations) of $14,584,000, which is being amortized over 18 years. The entry-age normal actuarial cost method continues to be used for funding purposes.

The following tables set forth the Plan's funded status and the pension liability recognized in the consolidated financial statements (in thousands):

                                                   1994          1993            1992
                                                 -------       -------       -----------
Actuarial present value of accumulated
 benefit obligations:
  Vested                                         $36,828       $33,360       $    28,936
  Non-vested                                         732           478             1,731
                                                 -------       -------       -----------
    Total                                        $37,560       $33,838       $    30,667
                                                 =======       =======       ===========
Projected benefit obligations for service
 rendered to date                                $48,538       $43,965       $    39,963
Plan assets at fair value, primarily marketable
 stocks, bonds and short-term investments         57,812        57,414            51,906
                                                 -------       -------       -----------
Plan assets in excess of projected benefit
 obligations                                       9,274        13,449            11,943
Unrecognized amounts
  Prior service cost                               1,976         2,141             2,306
  Net gain                                        (4,683)       (7,745)           (5,212)
  Net transition gain                             (8,913)       (9,723)          (10,533)
                                                 -------       -------       -----------
     Net pension liability included
      in the balance sheet                       $(2,346)      $(1,878)      $    (1,496)
                                                 =======       =======       ===========
Net pension cost includes:
Service cost of benefits earned
 during the period                               $ 2,577       $ 2,249       $     2,023
Interest cost on projected benefit
 obligations                                       3,238         2,941             2,703
Actual return on Plan assets                      (1,870)       (6,891)           (5,665)
Amortization of net transition
 gain                                               (810)         (810)             (810)
Unrecognized prior service cost                      165           165               165
Amortization of deferred gain                       (456)         (326)             (196)
Asset gain (loss) deferred                        (2,376)        3,054             2,146
                                                 -------       -------       -----------
    Net pension cost                             $   468       $   382       $       366
                                                 =======       =======       ===========
Assumptions used in the calculations:
Weighted-average discount rate                     7 1/2%        7 1/2%            7 1/2%
Long-term rate of return on assets                 7 1/2%        7 1/2%      7 1/2-8 1/2%
Compensation increase                                  6%            6%                6%
                                                 =======       =======       ===========

The Company also has a supplemental executive retirement plan ("SERP") which provides pension benefits to Company officers in addition to those provided by the Plan. Benefits are based on annual compensation and are payable from general corporate funds. As a long-term funding mechanism, the Company purchases life insurance policies on its officers sufficient to pay expected future benefits.

In 1994, the Company recorded a liability for future benefit obligations of SERP and an asset representing the cash surrender value of life insurance policies purchased to fund SERP. For accounting and disclosure purposes, neither the total death benefit from the life insurance policies of

$24,100,000 nor the policies' net cash surrender value of $2,696,000 at September 30, 1994, qualify as plan assets since the proceeds of the policies are not segregated or formally restricted to funding SERP.

The following tables set forth SERP's funded status and the liability recognized in the consolidated financial statements (in thousands):

                                                                      1994
                                                                     -------
Actuarial present value of accumulated plan
 benefit obligations
  Vested                                                             $ 4,005
  Non-vested                                                             716
                                                                     -------
    Total                                                            $ 4,721
                                                                     =======
Projected benefit obligations for service
 rendered to date                                                    $ 4,721
Plan assets                                                               --
                                                                     -------
Plan assets less than projected benefit
 obligations                                                          (4,721)
Unrecognized amounts
  Prior service cost                                                   4,451
  Gain                                                                  (654)
                                                                     -------
    Net pension liability included
     in the balance sheet                                            $  (924)
                                                                     =======

Net pension cost includes:
Service cost of benefits earned during the period                    $   322
Interest cost on projected benefit obligations                           383
Unrecognized prior service cost                                          289
                                                                     -------
  Net pension cost                                                   $   994
                                                                     =======

Assumptions used in the calculations:
Weighted-average discount rate                                        7 1/2%
Compensation increase                                                 4 1/2%

The Company does not offer any significant post-retirement benefits other than pensions.

(10)  LIABILITY FOR ENVIRONMENTAL MATTERS:

Washington Natural has principal responsibility for the cleanup of a former manufactured gas plant site in the Tide Flats area of Tacoma, Washington, which the U.S. Environmental Protection Agency has determined contains several contaminants and requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. Subsequent to fiscal year end, remediation activities have been substantially completed. Based upon cleanup cost estimates at fiscal year end and the cost of insurance litigation, described below, less insurance settlements totaling $7,140,000, Washington Natural's share of the cleanup cost at this site was estimated to be $33,600,000. In 1994, Washington Natural recorded a current liability for the difference between the estimated total unrecovered cleanup cost and the

$27,998,000 of expenditures incurred through the end of the fiscal year, and also recorded a corresponding receivable in the amount of $33,600,000 for the probable insurance recovery based upon the litigation described below.

In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies that provided insurance to Washington Natural at various times dating back to the 1940s. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural. Under the terms of the final judgment, Washington Natural is entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of the insurer defendants in the action other than those that previously settled with Washington Natural. The liability of these insurers is joint and several, up to the annual limits of their policies and subject to relevant underlying limits. The judgment provides for limitation of some of the insurers' liability based on the presence in their policies of "owned property" or "alienated premises" clauses. However, Washington Natural does not expect this limitation to affect its ability to collect all of its remediation costs. The final judgment further awards Washington Natural prejudgment interest and declares that Washington Natural is entitled to collect its reasonable attorney fees and costs incurred in obtaining coverage of its remediation costs. The defendants have appealed the judgment to the Washington State Court of Appeals.

In the June 1994 quarter, Washington Natural also accrued $2,231,000 for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites, one of which is located in Everett, Washington. The Everett site is the subject of a remedial investigation and feasibility study that is scheduled for completion in June 1995. Washington Natural cannot reasonably estimate the extent or range of future remediation costs, if any, at the Everett site until more information is known from the remedial investigation and feasibility study.

Based on all known facts and analyses, Washington Natural believes it is not likely that the identified environmental liabilities, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position or operating results and cash flow trends.

(11) Litigation

Shareholder Lawsuit - A class-action lawsuit was filed against the Company and two of its officers in U.S. District Court, Western District of Washington, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May 1994, the Company filed a Motion to Dismiss, which was granted on July 25, 1994. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Ninth Circuit; however, in management's opinion, the appeal is unlikely to succeed.

Anti-Trust Lawsuit - On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in U.S. District Court, Western District of Washington. Cost Management alleges that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleges Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management seeks injunctive relief and damages in an unspecified amount. Washington Natural has denied the allegations and is vigorously defending this matter. A Motion to Dismiss the lawsuit has been filed by Washington Natural. Neither the outcome of nor the financial exposure from this lawsuit can be predicted at this time in the absence of pre-trial discovery.

(12) 1994 Charges

In the third quarter of 1994, the Company recognized $18,308,000 of restructuring and other one-time charges predominantly related to Washington Natural. Charges totaling $7,097,000 relate to restructuring and downsizing utility operations and include employee severance costs and expensing of costs previously capitalized in planning a new headquarters building that is not needed currently. The employee severance charge of $3,500,000 related to a staffing reduction of 12% from the October 1993 level of 1,480 employees. As of September 30, 1994, $1,327,000 in termination benefits had been paid out.

The third-quarter charges also included provisions by Washington Natural for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and the write-off of certain deferred costs. These charges totaled $2,231,000. Washington Natural also recorded a $3,351,000 charge for the supplemental executive retirement plan to reflect recent management changes.

(13) Merger of Oil and Gas Subsidiary

On May 2, 1994, the Company merged its oil and gas exploration and production subsidiary, Resources, with a wholly-owned subsidiary of Cabot in a tax-free exchange. The Company received 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of 6% convertible voting preferred stock of Cabot, stated value $50, and $63,661,000 cash in exchange for all the outstanding capital stock of Resources. The 1,134,000 shares of Cabot preferred stock are convertible into 1,972,174 shares of Cabot Class A common stock, and are entitled to the same number of votes on shareholder matters, making the Company the holder of 16.6% of Cabot's total voting securities. As part of the transaction Cabot increased its Board of Directors from nine to eleven and appointed two directors nominated by the Company to fill the new positions.
The Company recorded a net loss on the merger of $13,895,000, after providing for deferred taxes of approximately $32,000,000, and established a reserve of $6,800,000 for a potential downward purchase price adjustment based on the performance of wells in a certain field over one year.

Excluded from the merger were certain gas transportation, storage and other contractual arrangements of Resources that were retained by the Company. Upon completion of the merger, the Company established reserves of $18,000,000 for anticipated future losses associated with these excluded contractual arrangements (see Note 14 page 66).

The Company's interest in Cabot's common stock is being accounted for using the equity method because the Company, through its representation on Cabot's Board, has the ability to exercise significant influence over operating and financial policies of Cabot.

The following table details the Company's investment in Cabot at September 30, 1994, and earnings and dividends received from the investment during the year (dollars in thousands):

Investment in Cabot
  Preferred stock                                     $51,619
  Common stock                                         46,182
Percentage of total Cabot common                          9.4%
Percentage of voting interest in Cabot                   16.6%
Pre-tax income
  Preferred dividends accrued                         $ 1,418
  Equity in earnings (loss)                              (573)
Dividends received
  Preferred                                           $   567
  Common                                                  171

As of the merger date, the carrying value of the Company's investment in Cabot exceeded the amount of underlying equity in the net assets of Cabot by $26,800,000. Based on the closing price on the New York Stock Exchange on September 30, 1994, the aggregate fair value of the Company's investment in Cabot common stock was $39,194,000. No fair value has been determined for the Cabot preferred stock as it is not publicly traded.

(14)  COMMITMENTS AND CONTINGENCIES

WEGM demand charge and gas sales obligations

WEGM holds firm rights to transport natural gas on the Nova Corporation of Alberta ("Nova"), Alberta Natural Gas Company ("ANG") and Pacific Gas Transmission Company ("PGT") pipelines from Alberta, Canada, to the northern border of California, as well as certain gas storage rights at the Alberta Energy Company ("AECO") field in Alberta and the Jackson Prairie field in western Washington. These rights were formerly held by a wholly-owned subsidiary of Resources but were excluded from the merger of Resources and Cabot completed in May 1994. WEGM has contracted with IGI Resources ("IGI"), Boise, Idaho, to manage these rights for a five-year period.

The transportation rights on the PGT pipeline consist of approximately 25,000 MMBtu per day of annual capacity and 20,000 MMBtu per day of winter-only capacity to Stanfield, Oregon, and approximately 20,000 MMBtu per day of annual capacity to the California border. WEGM holds similar rights on Nova and ANG. Effective November 1, 1995, WEGM has permanently assigned to IGI all of its Stanfield capacity. WEGM's remaining PGT rights expire in October 2023, and the ANG and Nova rights expire in October 2008, with annual renewal options.

The annual obligations for future demand charges through the primary term of WEGM's gas transportation and storage contracts are as follows: 1995, $9,403,000; 1996, $5,139,000; 1997, $4,654,000; 1998, $4,654,000; 1999,
$4,654,000; thereafter, $92,798,000.

WEGM has entered into a 20-year contract to supply gas to an electricity cogeneration plant currently under construction in western Washington. The contract is for approximately 8,000 MMBtu per day commencing in 1996. Discussions are underway with several Canadian gas producers to provide firm 20-year supply to service the contract. WEGM will transport the gas using a portion of its PGT capacity to California. WEGM expects to secure the gas supply at such price and terms to fully recover its transportation costs.

IGI's management contract provides for incentive payments based on the percentage of pipeline demand charges mitigated. Currently, as an expansion capacity holder, WEGM cannot fully recover its demand charges, which are approximately 70 percent higher than those paid by holders of vintage capacity. FERC is currently considering a request from PGT for the cost of the expansion capacity to be "rolled in" with the costs of the vintage capacity to establish a uniform rate for holders of both types of capacity. If approved, a rolled-in rate would significantly reduce WEGM's future demand charge obligation.

Upon completion of the merger of Resources and Cabot, WEGM recorded a charge of $16,000,000 to reserve for estimated future losses associated with the transportation and storage commitments. During 1994, $3,001,000 of the reserve was utilized. This reserve will be evaluated periodically to determine its adequacy.

Washington Natural commitments

Washington Natural has entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms of from one to 29 years, provide that Washington Natural must pay a fixed demand charge each month, regardless of actual usage. Certain of Washington Natural's firm gas supply agreements also obligate Washington Natural to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, Washington Natural is obligated to pay a gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to Washington Natural.

The following tables summarize Washington Natural's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates (already reflecting the implementation of FERC Order No. 636), which are subject to change.

Demand Charge Obligations

                                                                                 2000 and
In thousands             1995       1996        1997        1998        1999    thereafter      Total
                       -------    -------     -------     -------     -------   ----------    ----------
Firm gas supply        $40,498    $34,352     $34,352     $34,352     $33,511    $137,227     $  314,292
Firm transpor-
 tation service         50,099     50,099      50,099      50,099      50,099     314,996        565,491
Firm storage and
 peaking service         7,643      8,723       8,723       8,723       8,723     156,691        199,226
                       -------    -------     -------     -------     -------    --------     ----------
  Total                $98,240    $93,174     $93,174     $93,174     $92,333    $608,914     $1,079,009
                       =======    =======     =======     =======     =======    ========     ==========

Minimum Annual Take Obligations

                                                                                 2000 and
In thousands             1995       1996        1997        1998        1999     thereafter       Total
of therms              -------    -------     -------     -------     -------    ----------     ---------
Firm gas supply        536,834    376,680     365,730     365,730     310,980    1,148,064      3,104,018
                       =======    =======     =======     =======     =======    =========      =========

Washington Natural believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, Washington Natural has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

Washington Natural does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 67% of expected annual sales for fiscal 1995 and less than 48% of expected sales for subsequent years.

Washington Natural's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

Maximum Supply Available Under Current Firm Supply Contracts

                                                                                   2000 and
In thousands             1995       1996        1997        1998         1999     thereafter       Total
of therms              -------    -------     -------     -------      -------    ----------     ---------
Total                  976,805    748,661     722,861     722,861      595,111    2,282,053      6,048,352
                       =======    =======     =======     =======      =======    =========      =========

In May 1994, Northwest Pipeline Corporation ("Pipeline"), Washington Natural's prior wholesale gas supplier, was ordered by FERC to modify the allocation of transition costs, totaling $34 million plus interest, incurred in "unbundling" interstate pipeline services, comprising supplier settlements recoverable by Pipeline through fixed charges. Under this order, Washington Natural's share of these costs would increase from $1,200,000, previously paid, to $10,400,000, inclusive of interest. Washington Natural and six other customers filed requests for rehearing. Under another proposed alternative allocation method Washington Natural's share of these costs would increase by $5,600,000 million, inclusive of interest. At September 30, 1994, Washington Natural recorded a liability of $5,600,000 for this contingency and an offsetting regulatory receivable for the same amount as this additional cost is expected to be fully recoverable in rates through purchased gas cost adjustments.

On December 20, 1994, the request for rehearing was denied by FERC. Washington Natural is currently reviewing the order to determine what options are available and what actions to take.

(15)  DISCONTINUED OPERATIONS

In August 1993, the Company's board of directors decided to seek a buyer for Unisyn, its biowaste technology business. Accordingly, the consolidated financial statements of the Company were restated for 1993 and prior years to report Unisyn as a discontinued operation. In August 1994, the Company sold the stock of its wholly-owned subsidiaries, Thermal Efficiency, Inc. and Holdings Northwest, Inc., which jointly owned Unisyn. Additional adjustments have been made to the 1994 and prior-year financial statements to properly reflect the business segment sold. The 1993 results include a charge to write off the investment in Unisyn, including estimated losses through the expected disposal date, of $9,818,000, net of $5,286,000 of taxes. The 1994 results include an additional loss of $799,000, net of $430,000 of taxes, realized upon disposition of the two subsidiaries.

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents

Cash and cash equivalents include cash and investments with an original maturity of less than 90 days. The carrying value approximates fair value because of the short maturity of these instruments.

Long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Preferred stock

Prices currently available to the Company for preferred stock with similar terms and remaining maturities are used to estimate fair value of existing preferred stock.

Interest rate swap agreements

The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates and the current credit-worthiness of all the parties to the swap.

The estimated fair values of the Company's financial instruments are as follows:

                                            1994                    1993
                                       --------------------    -------------------
                                       Carrying       Fair     Carrying     Fair
In thousands                            Amount       Value      Amount     Value
                                       --------    --------    --------   --------

Financial liabilities
  Long-term debt                       $350,340    $345,043    $353,680   $385,595
  Preferred stock                      $ 90,000    $ 79,956    $ 22,548   $ 22,033
Unrecognized financial
 instruments:
  Interest rate swaps                  $     --    $ (2,639)   $     --   $ (8,932)

(17)  CONSOLIDATED INDUSTRY SEGMENT INFORMATION:

                                                 Year Ended September 30,
                                          ------------------------------------
                                             1994          1993         1992
                                          ----------    ----------    --------
                                                      (in thousands)
Revenue from unaffiliated customers
   Natural gas distribution *             $  396,407    $  367,853    $284,939
   Merchandising *                            35,618        70,265      71,856
   Oil and natural gas                            --        31,618      25,597
     Less intersegment revenue                    --          (264)     (7,981)
   Coal and other                                 --           920         677
                                          ----------    ----------    --------
     Total                                $  432,025    $  470,392    $375,088
                                          ==========    ==========    ========
Operating income (loss) before income taxes
   Natural gas distribution               $   19,063    $   52,504    $ 34,373
   Merchandising                                (106)        7,945       9,517
   Oil and natural gas                            --         7,700       6,514
   Coal and other                               (890)       (2,935)       (759)
                                          ----------    ----------    --------
     Total                                $   18,067    $   65,214    $ 49,645
                                          ==========    ==========    ========
Identifiable assets
   Natural gas distribution               $  870,906    $  829,319    $725,848
   Merchandising                               4,094         3,442       2,894
   Oil and natural gas                        98,139       153,626     118,088
   Biowaste, coal and other                   57,355        49,430      53,044
                                          ----------    ----------    --------
     Total                                $1,030,494    $1,035,817    $899,874
                                          ==========    ==========    ========
Capital expenditures
   Natural gas distribution               $   84,506    $   91,275    $ 94,860
   Merchandising                               1,182            --          --
   Oil and natural gas                            --        36,445      26,503
   Coal and other                              1,165         1,766       4,073
                                          ----------    ----------    --------
     Total                                $   86,853    $  129,486    $125,436
                                          ==========    ==========    ========

Washington Energy is engaged principally in natural gas distribution; oil and natural gas exploration and production; sale of natural gas appliances, security systems, conservation and other products; and holds investments in coal properties.

* The Company's utility and merchandise sales customers all are located in the Puget Sound area of Washington state.

(18)  SUPPLEMENTARY INCOME INFORMATION:

Significant taxes (other than federal income taxes) charged to operating expenses by Washington Energy and subsidiaries were as follows:

                                              Year Ended September 30,
                                           ------------------------------
                                             1994       1993       1992
                                           --------   --------   --------
                                                   (in thousands)
State business, utility and
 unemployment compensation                 $ 16,822   $ 17,458   $ 13,615
Real and personal property                    7,534      9,483      7,543
Business and occupation                      13,943     12,372      9,606
Federal payroll and other                     3,188      3,516      3,414
                                           --------   --------   --------
                                           $ 41,487   $ 42,829   $ 34,178
                                           ========   ========   ========

Payroll taxes capitalized totaled $1,093,000, $1,222,000 and $973,000 in 1994, 1993, and 1992, respectively. Maintenance expense totaled $7,931,000, $6,508,000, and $6,107,000 in 1994, 1993, and 1992, respectively. Taxes charged to other accounts are not significant. Rents, royalties and advertising are not significant. The Company has no amortization items which exceed 1% of total sales and revenues. Amounts for Washington Natural are substantially the same.

                 CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA
                     Years Ending September 30, (Unaudited)


Consolidated operating revenues and income (loss), net income (loss) and earnings (loss) per common share by quarter (in thousands, except per share amounts).


                                            Operating     Net     Earnings
                               Operating     Income     Income     (Loss)
                                Revenues     (Loss)     (Loss)    Per Share
                               ---------   ---------   --------   ---------
1994 Quarter*
  First                         $146,743    $18,339    $  8,310    $  .33
  Second                         151,461     16,365       7,446       .32
  Third                           79,034     (6,757)    (48,916)    (2.08)
  Fourth                          54,787     (2,217)    (12,486)     (.53)
                                --------    -------    --------    ------
    For the year                $432,025    $25,730    $(45,646)   $(1.97)++
                                ========    =======    ========    ======

1993 Quarter*
  First                         $136,124    $22,778    $ 13,581    $  .60
  Second                         160,896     24,186      15,563       .67
  Third                           90,906      7,596      (1,701)     (.07)
  Fourth                          82,466        922     (17,796)     (.77)
                                --------    -------    --------    ------
    For the year                $470,392    $55,482    $  9,647    $  .42 ++
                                ========    =======    ========    ======
1992 Quarter*
  First                         $119,392    $20,310    $ 11,653    $  .60
  Second                         125,641     19,032      10,348       .53
  Third                           69,207      4,870      (3,962)     (.20)
  Fourth                          60,848      1,768      (6,600)     (.33)
                                --------    -------    --------    ------
    For the year                $375,088    $45,980    $ 11,439    $  .58 ++
                                ========    =======    ========    ======

 * Results by quarter vary significantly because operating revenues and earnings are greatly affected by variations in weather conditions. The three months ending September 30 have usually been a loss period. Certain amounts in the 1994 and 1993 quarterly statements have been reclassified to conform with the 1994 presentation.

++ Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding has increased in each quarter shown, the sum of quarterly earnings does not equal earnings per share for the year.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure:  None

                                    PART III

Item 10.      Directors and Executive Officers of the Registrants

(a)    Directors:  (As to Washington Energy and Washington Natural)

                                                                                  Year First
              Name, Present Occupation and                                        Elected as
              Experience for Past Five Years                             Age      Director(1)
- ------------------------------------------------------------            -----     -----------
Virginia Anderson (2) (3)                                                47           1991
              Director of Seattle Center, City of Seattle
              since 1988.

Robert F. Bailey (2) (4) (5)                                             62           1988
              President of Trans Republic Energy, L.P., an
              oil and gas investment company since January
              1992 and Mabelle, Inc., an oil and gas production
              company.  Previously he was President of Alta
              Energy Corporation, Midland, Texas, an oil and
              gas drilling and production company operating
              primarily in the southwestern United States.

Donald J. Covey (1) (2)                                                  66           1982
              Chairman of the Board of Directors of UNICO
              Properties, Inc., Seattle, since 1992, Chairman
              and Chief Executive Officer, 1990 to 1992,
              President and Chief Executive Officer, 1985 to
              1990.  UNICO Properties, Inc., manages several
              major office buildings in downtown Seattle.

John W. Creighton, Jr. (4) (5)                                           62           1989
              President of Weyerhaeuser Company, Tacoma,
              Washington, a forest products company,
              since 1988.

Robert L. Dryden (3) (4)                                                 61           1991
              Executive Vice President, Airplane Production, Boeing
              Commercial Airplane Group.  From November 1987 to January
              1990, he served as President of Boeing Military
              Airplanes in Wichita, Kansas.

Tomio Moriguchi (1) (2)                                                  58           1988
              President of Uwajimaya, Inc., food and
              merchandise distributor, retailer, and exporter,
              President, Town and Country Travel, Inc., and
              President, North American Post Publishing Company.

Sally G. Narodick (3) (4)                                                  49           1989
              Chairman and Chief Executive Officer of
              Edmark Corporation, Redmond, Washington, a
              developer of special education software and
              print curriculum materials, since October
              1989.  From April 1987 to October 1989, she
              was a founder and partner of Narodick, Ross
              & Associates, a Seattle-based financial and
              marketing consulting firm.  Previously she
              was Senior Vice President of the retail
              services division of Seafirst Corporation,
              a subsidiary of Bank of America, N.T. and S.A.

William P. Vititoe (1) (3) (5)                                             56           1994
              Chief Executive Officer and President of
              Washington Energy Company and Washington
              Natural Gas since 1994.  From November 1990
              to November 1993, he served as President
              and Chief Executive Officer of American
              Natural Resources Pipeline Co., a natural
              gas pipeline company.  From July 1989
              to October 1990, he served as President of
              Ameritech Enterprises Group, a diversified
              communications company.  Prior to that he
              served as President and Chief Executive Officer
              of Michigan Bell Telephone Company from
              September 1983 to July 1989.

       (1)    Member of Executive Committee (Chairman is William P. Vititoe)
       (2)    Member of Audit Committee (Chairman is Donald J. Covey)
       (3)    Member of Administrative Committee (Chairman is Sally G. Narodick)
       (4)    Member of Compensation and Benefits Committee (Chairman is John
              W. Creighton)
       (5)    Member of Nominating Committee (Chairman is Robert F. Bailey)

The Washington Energy Directors serve in three classes for staggered terms whereby only Directors in a particular class are elected at each annual meeting of stockholders. The term of Directors Bailey, Creighton and Vititoe expires in 1996; that of Directors Anderson, Moriguchi and Narodick expires in 1997 and that of Directors Covey and Dryden expires in 1995. Each Director has served continuously since the date of his or her first election as a Director of Washington Energy. The next annual meeting of stockholders is scheduled to be held February 24, 1995. In case of a vacancy on the Board of Directors, the remaining Directors, by majority vote, may elect a successor to serve until the next annual meeting of stockholders. During the year ended September 30, 1994, the Board reduced the number of board members from nine to eight upon the retirement of Mr. Robert Golliver, President and C.O.O. The Washington Natural Directors are elected annually. There are no family relationships between any of the Directors, or any Director and any executive officer of the Company.

Certain of the Directors are also Directors of other companies that make periodic filings with the Securities and Exchange Commission as follows:
Virginia Anderson - Columbia Bank and U.S. Bank of Washington, U.S. Bancorporation; Robert F. Bailey - Texas Commerce Bank-Midland and Cabot 0il & Gas Corporation; John W. Creighton, Jr. - Weyerhaeuser Company, Mortgage Investments Plus, Inc., Portland General Corporation and Quality Food Centers, Inc.; Robert L. Dryden - U.S. Bancorp-U.S. Bank of Washington; Tomio Moriguchi
- - Seafirst Corporation, a subsidiary of the Bank of America N.T. & S.A.; Sally
G. Narodick - Edmark

Corporation, Pacific Northwest Bank and Penwest; and William P. Vititoe - Cabot Oil & Gas Corporation, Comerica Bank and Amerisure Michigan Mutual Insurance Company.

The full Board of Directors met 8 times during the year ended September 30, 1994. Each incumbent director attended more than 75 percent of the aggregate number of meetings of the Board of Directors and committees on which he or she served.

Board Committees

The Board has a standing Administrative Committee, Audit Committee, Compensation and Benefits Committee, Executive Committee and Nominating Committee. The Audit Committee and the Compensation and Benefits Committee consist exclusively of non-employee directors.

Administrative Committee. The Administrative Committee is currently composed of Ms. Narodick, Chairman, Ms. Anderson, Mr. Dryden, Mr. Vititoe and the Company's Chief Financial Officer, Mr. Torgerson, who serves as a non-director Committee member. The Committee is responsible for the administration of the defined contribution and the defined benefit retirement plans of the Company. The Committee met 3 times during 1994.

Audit Committee. The Audit Committee is currently composed of Mr. Covey, Chairman, Ms. Anderson, Mr. Bailey, and Mr. Moriguchi. The Committee is responsible for oversight of the Company's and its subsidiaries' corporate accounting practices, financial reporting process and internal accounting and other financial control systems. The Committee is also responsible for the review of management's recommendation of independent public accountants. The Committee met 3 times during 1994.

Compensation and Benefits Committee. The Compensation and Benefits Committee currently consists of Mr. Creighton, Jr., Chairman, Mr. Bailey, Mr. Dryden, and Ms. Narodick. The Committee is responsible for determining appropriate compensation and other benefit measures for executive officers of the Company. The Committee met 4 times during 1994.

Executive Committee. The Executive Committee currently consists of Mr. Vititoe, Chairman, Mr. Covey and Mr. Moriguchi. It is authorized to act in lieu of the full Board on various matters between Board meetings. The Committee met one time during 1994.

Nominating Committee. The Nominating Committee currently consists of Mr. Bailey, Chairman, Mr. Creighton, Jr., and Mr. Vititoe. The Nominating Committee is responsible for the identification and evaluation of candidates for election to the Board. The Committee met one time during 1994.

Any shareholder recommendations for nominations to the Board of Directors for consideration by the Nominating Committee for the 1996 Annual Meeting should be sent to Mr. Bailey, Chairman, Nominating Committee, Washington Energy Company, P.O. Box 1869, Seattle, WA 98111, so as to be received no later than September 15, 1995.

(b) Executive Officers: (As to Washington Energy and Washington Natural) See data following Item 4 of Part I.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and its executive officers to file reports of ownership and reports of changes in ownership of the Company's common stock with the Securities and Exchange Commission and the New York Stock Exchange. Directors and executive officers are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based solely on its review of the copies of such forms received by it, the Company believes that all filing requirements applicable to its Directors and executive officers were complied with during the year ended September 30, 1994.


Item 11.        Executive Compensation

Some of the executive officers and/or directors of the Company also serve in the identical capacity or capacities with Washington Natural and receive remuneration for such services from Washington Natural, with affiliates being charged for time spent by the officers and directors on the affiliates' business affairs.

The following table shows the total annual and long-term compensation paid by the Company and its affiliates to the persons who, for the year ended September 30, 1994 were the Chief Executive Officer and the other four most highly compensated executive officers of the Company and Washington Natural ("Named Executives").

                          SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                               -----------------------------------    -------------------------------------------
                                                                       Securities
                                                      Other Annual     Underlying        Other         All Other
     Name and                  Salary       Bonus     Compensation      Options/      Incentives     Compensation
Principal Position     Year    ($)(5)      ($)(1)        ($)(6)       SARs (#)(2)   Payouts ($)(3)      ($)(4)
- ------------------    ------   --------   ---------   ------------    -----------   --------------   ------------
William P. Vititoe     1994    $230,423   $100,000      $78,664         40,000           $    --        $2,437
  Chairman, Chief      1993          --         --           --             --                --            --
  Executive            1992          --         --           --             --                --            --
  Officer and
  President

James A. Thorpe        1994     185,030         --           --         12,500                --         4,758
  Chairman of the      1993     317,208         --           --         12,500            50,923         6,866
  Board & CEO          1992     308,055         --           --         12,500            79,982            --
  (Retired May 1,
  1994)

James P. Torgerson     1994     137,346     23,200           --          2,600                --         4,119
  Sr. Vice             1993     133,128      8,000           --          2,600            19,804         3,994
  President -          1992     129,285      8,900           --          2,600            29,467            --
  Finance,
  Planning &
  Development;
  CFO

Robert J.              1994     136,098      8,000           --          2,600                --         3,960
 Tomlinson             1993     134,532      6,800           --          2,600            19,804         3,992
  Sr. Vice             1992     129,285      6,200           --          2,600            29,467            --
  President -
  Legal and
  Administration

James W. Gustafson     1994     137,346      7,200           --          2,600                --         4,119
  Sr. Vice             1993     133,128      6,800           --          2,600            19,804         3,350
  President -          1992     129,285      5,000           --          2,600            29,467            --
  Operations,
  Washington Natural
  Gas Company

Donald H. Gessel       1994     136,596      6,313           --          2,600                --         4,098
  President,           1993     133,128      8,900           --          2,600            19,804         3,817
  Washington           1992     129,285      7,000           --          2,600            29,467            --
  Energy Services
  Company

(1) Incentive compensation is based on performance in the year shown but determined and paid the following year. For example, bonuses for 1994 are based on performance in 1994 and are measured and paid in the fourth quarter of calendar 1994.
(2) All options granted to executive officers were in tandem with stock appreciation rights ("SARs").
(3) Amounts in the column relate to payouts under the Company's Second Performance Share Plan further described in the Long-Term Incentive Program section.
(4) The amounts in the "All Other Compensation" column are the Company contribution to individual 401(k) accounts.
(5) Mr. Vititoe's salary reflects service from January 15, 1994. His annual base salary is $325,000.
(6) Mr. Vititoe's "Other Annual Compensation" includes moving expenses and temporary housing of $75,640. The balance of the amount shown in this column is the car allowance paid.

1994 Stock Option/SAR Grants

The following table sets forth the number of stock options which were granted to each of the named executives during 1994. In addition, the table provides the present value of the stock options as of the grant date.

                   Securities Under-
                     lying Options                          Exercise or                  Grant Date
                     /SARS Granted     % of Total Options    Base Price  Expiration    Present Value
       Name              (#)(1)       Granted to Employees    ($/Sh)        Date          ($) (2)
       ----        ----------------  --------------------  -----------  ----------    -------------
William P. Vititoe       40,000               26%             18.250       01/14/04       70,400
James A. Thorpe          12,500                8%             18.375       12/14/03       24,000
James P. Torgerson        2,600                2%             18.375       12/14/03        4,992
Robert J. Tomlinson       2,600                2%             18.375       12/14/03        4,992
James W. Gustafson        2,600                2%             18.375       12/14/03        4,992
Donald H. Gessel          2,600                2%             18.375       12/14/03        4,992

(1) The exercise price of the options was the fair market value of the Company's stock on the date of the grant. Each option was granted in tandem with an SAR covering the same number of shares. Any optionee exercising their stock options loses the corresponding SARs as to those shares and vice versa. All vested options were immediately exercisable. The options were vested upon grant except for 30,000 of Mr. Vititoe's options. Mr. Vititoe's unvested options will vest 10,000 shares on January 1995 and as to an additional 10,000 shares on the next two anniversaries of that date.

(2) The values shown were calculated using the Black-Scholes option pricing model. That model is based on arbitrary assumptions regarding variables such as stock price volatility, future dividend yield, and interest rates. The actual value that an executive may realize, if any, will depend on the amount by which the stock price at the time of exercise exceeds the exercise price, which is the fair market value of the stock at the time of grant. There is no assurance that any executive will receive the amounts estimated by the Black-Scholes model.

The following table sets forth information concerning each stock option (or tandem SAR) which was exercised during 1994 by each of the named executives and the year-end value of the unexercised stock options (and tandem SARs), provided on an aggregated basis.

                    AGGREGATED OPTIONS/SAR EXERCISES IN 1994
                         AND YEAR END OPTION/SAR VALUES

                                                               Number of
                                                         Securities Underlying
                                                         Unexercised Options/          Value of Unexercised
                    Shares Acquired       Value          SARs at Yr End (#)(3)         In-the-Money Options
        Name       on Exercise(#)(1)  Realized($)(2)   Exercisable/Unexercisable       SARs at Yr End ($)(4)
- ------------------ -----------------  --------------  ---------------------------      ---------------------
William P. Vititoe              --              --          10,000  / 30,000                   --
James A. Thorpe                 --              --               0  /      0                   --
James P. Torgerson              --              --          13,000  /      0                   --
Robert J. Tomlinson             --              --          13,000  /      0                   --
James W. Gustafson              --              --          13,000  /      0                   --
Donald H. Gessel                --              --          13,000  /      0                   --

(1) This number represents the number of shares with respect to which SARs were exercised.
(2) The figures presented in this column have been calculated based upon the difference between the fair market value of each stock option/SAR on the date of exercise and its exercise price.
(3) All unexercised options at year end were exercisable; except 30,000 of Mr. Vititoe's options.
(4) The exercise price of all unexercised options at year end were more than the closing price of the Company's common stock at year end.

                      LONG-TERM INCENTIVE PROGRAM - AWARDS
                                    IN 1994

                                                                  Estimated Future Payouts
                                                      Under Non-Stock Price-Based Plans (2)(3)
                         No. of Units  Period Until  ----------------------------------------
          Name              (#)(1)         Payout      Threshold (#)    Target(#)      Maximum
 --------------------     ------------  ------------  --------------    ---------      -------
 William P. Vititoe             --           --             --               --            --
 James A. Thorpe             3,800        4 years           608            3,800        6,650
 James P. Torgerson          1,500        4 years           240            1,500        2,625
 Robert J. Tomlinson         1,500        4 years           240            1,500        2,625
 James W. Gustafson          1,500        4 years           240            1,500        2,625
 Donald H. Gessel            1,500        4 years           240            1,500        2,625


(1) This represents the number of performance units assigned under the Second Washington Energy Company Performance Share Plan. Dependent upon satisfaction of future performance objectives of the Company, each unit can represent the right to receive up to 1-3/4 shares of common stock.
(2) This represents the number of shares of common stock that may be awarded with respect to the units granted under the plan. The actual number of shares awarded will depend on (a) the number of contingent performance units assigned, (b) the Company's financial performance for the four-year period following the assignment compared with pre-established goals, and (c) the market value of the Company's common stock at the time of any award payment. Under current committee policy, unless otherwise authorized by the committee, at least fifty percent of any payments made pursuant to the Plan must be paid in common stock of the Company and the balance of the payments must be paid in cash or shares of common stock. The Compensation and Benefits Committee determines what portion of the payout is to be satisfied in shares of common stock and what portion is to be satisfied in cash.
(3) Under the plan, named executives will, after a change in control, generally receive at least one share of common stock per unit, or more depending on the Company's performance through the date of the change in control.

Supplemental Executive Retirement Plan

Washington Natural Gas Company has a plan to provide officers, including the named executives, with retirement, death and disability benefits supplementing the benefits from the Company's defined benefit plan for salaried employees, reduced by Social Security and benefits payable under plans of other, prior employers.

The supplemental plan is designed so that each participant will receive retirement plan payments, primary social security benefits and supplemental plan payments equal, in the aggregate, to 70% of the participant's average salary during the highest three years in the eight years preceding the participant's retirement. The remuneration covered by this plan includes base salary and commissions. It provides payments of annual benefits for life upon retirement from the Company upon reaching age 65 or at the election of the officer, with the Company's consent, at or after age 62 at appropriately reduced benefit levels.

Based on the computation through September 30, 1994, the average annual pension benefit (payable in the form of a joint and 50% survivor annuity with ten-year term certain) payable upon retirement from the Company, at age 65, to the named executives would be: Mr. Vititoe $214,623; Mr. Thorpe $213,562; Mr. Torgerson, $88,014; Mr. Tomlinson $88,013; Mr. Gustafson $89,697; and Mr. Gessel $88,015.
The portion of the benefit payable under the supplemental retirement plan will be paid net of amounts received from social security, the Company's defined benefit plan for salaried employees and any benefits received from retirement plans of prior employers.

Conditional Employment Agreements in the Event of a Change in Control

The Company has conditional employment agreements with three of its key executive officers: Messrs. William P. Vititoe, Robert J. Tomlinson and James
P. Torgerson. The employment agreements offer additional security to these key management personnel to better enable them to function effectively without distraction in the event that uncertainties as to the future control of the Company should arise. These agreements provide certain benefits should employment be terminated other than for cause, or by death, disability or normal retirement within three years subsequent to a change in control of the Company. Change in control of the Company includes the acquisition by any person of: (1) power to exercise a controlling influence over management or policies; (2) ownership or power to vote 25% or more of the outstanding voting securities of the Company; or (3) change in the majority of the Board of Directors during the six-year period subsequent to the acquisition by any person of ownership or power to vote 10% or more of the outstanding voting securities of the Company without the approval of the majority of the Board of

Directors in office prior to such acquisition. The benefits to be provided by the Company include: (1) a cash payment equal to three times the most recent year's annual compensation, or a cash payment equal to annual compensation until normal retirement date if less than three years; (2) lump sum payment for amounts calculated under dissolution of the Performance Share Plan; (3) maintenance of participation in all current employee benefit plans or provision for substantially similar benefits for a three-year period or until normal retirement date if sooner; (4) a cash payment at retirement date equal to the additional retirement compensation to which the executive would have been entitled had the executive continued in the employ of the Company for an additional three years or until normal retirement date if sooner; (5) a cash payment equal to the difference between the exercise prices of all stock options and the higher of: (a) the average of the high and low sales prices on the date of termination, or (b) the highest price actually paid in connection with the change in control of the Company; and (6) a cash payment equal to the excise taxes imposed by the Internal Revenue Code Section 4999, if any, on all payments enumerated in this sentence, plus the tax expense to the executive resulting from this additional payment. If the executive voluntarily terminates without good reason, as defined in the agreement, no additional or special benefits accrue to the executive. Since the conditions specified in the contracts have not occurred, no amounts were charged to expense by the Company under these agreements in 1994.

Compensation of Directors

Each Director who is not an officer of the Company and its subsidiaries is paid a retainer of $8,000 per year and an additional $1,500 per year for serving on the Executive Committee or as Chairman of another Committee of the Board. In addition, each such Director is paid a fee of $600 for attending a regular, special or annual meeting of the Board or for a committee meeting not held on the same day as a Board meeting. None of such directors is eligible to participate in any of the compensation plans described above. The Company also has a Directors Stock Bonus Plan which was approved by the stockholders in February 1991. Under this plan, an outside Director is awarded 200 shares of Company common stock in January of each year for service on the Board of Directors for the prior year. During 1994, 1,400 shares of common stock were awarded under the plan. The Company pays no additional remuneration to employees of the Company who are directors.

Independent Accountants and Auditors

The firm of Arthur Andersen LLP has audited the accounts of the Company, and its predecessor, Washington Natural, for a number of years and has been selected to audit the accounts of the Company for the year ending September 30, 1995. Representatives of Arthur Andersen LLP are expected to be present at the Annual Meeting, with the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions submitted in writing to the Secretary of the Company in advance of the meeting.

Date for Receipt of 1996 Stockholder Proposals

Stockholder proposals intended to be presented at the 1996 Annual Meeting must be received by the Company no later than September 15, 1995 to be considered for inclusion in the proxy statement and proxy for the 1996 meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Washington Energy Company

                  SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS
                        (stated as of December 14, 1994)

    Name of                    Amount of Beneficial       Percent
 Beneficial Owner                    Ownership            of Class
- ---------------------------    --------------------       --------

Directors

Virginia Anderson                      1,041                 --
Robert F. Bailey                       4,132                 --
Donald J. Covey                        6,015                 --
John W. Creighton, Jr.                 2,242                 --
Robert L. Dryden                       2,966                 --
Tomio Moriguchi                        1,919                 --
Sally G. Narodick                      1,242                 --

Named Executive Officers (*also serve as Directors)

William P. Vititoe*                   55,400 (1)             --
James A. Thorpe (Retired May 1, 1994) 63,623                 --
James P. Torgerson                    19,409 (1)             --
Robert J. Tomlinson                   26,220 (1)             --
James W. Gustafson                    38,882 (1)             --
Donald H. Gessel                      26,564 (1)             --

All directors and executive
 officers as a group (15 persons)    287,007 (1)            1.2%

(1) Includes unexercised options to acquire shares of common stock pursuant to the Company's Stock Option Plan as follows: Mr. Vititoe, 52,500 shares; Mr. Thorpe, 0 shares; Mr. Torgerson, 15,600 shares; Mr. Tomlinson, 15,600; Mr. Gustafson, 13,000; Mr. Gessel, 15,600; and all directors and executive officers as a group, 140,600 shares.

Washington Energy is unaware of any person beneficially owning more than five percent of its common stock.

With respect to each person who has options to acquire common stock, such options are assumed to be outstanding for the purpose of computing percentage ownership of that person, but are assumed not to be outstanding for purposes of computing percentage ownership for any other person.

Washington Natural Gas Company

(a) Washington Energy owns of record 100% of Washington Natural's common stock, $5 par value, which is the sole voting security.

(b)    Holding of equity securities by directors and officers:  None.

Item 13.  Certain Relationships and Related Transactions:  None.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    1.     Financial Statements:

              The financial statements filed as part of this report are listed on the index in Item 8.

       2.     Financial Statement Schedules:

       Schedule II -- Amounts receivable from related parties and underwriters, promoters, and employees other than related parties for the years ended September 30, 1994, 1993 and 1992.

              Washington Energy Company and Subsidiaries

              Washington Natural Gas Company

       Schedule III -- Condensed Financial Information of Registrant for the years ended September 30, 1994, 1993 and 1992.

              Washington Energy Company

       Schedule V -- Property, plant and equipment for the years ended September 30, 1994, 1993 and 1992.

              Washington Energy Company and Subsidiaries

              Washington Natural Gas Company

       Schedule VI -- Accumulated provision for depreciation, depletion and amortization for the years ended September 30, 1994, 1993 and 1992.

              Washington Energy Company and Subsidiaries

              Washington Natural Gas Company

       Schedule VIII -- Valuation and Qualifying accounts for the years ended September 30, 1994, 1993 and 1992.

              Washington Energy Company and Subsidiaries

              Washington Natural Gas Company

       The information required to be submitted in Schedules VII, IX, X, and XIII has been included in the financial statements or supporting schedules. Schedules I, IV, XI, XII and XIV have been omitted as they are not applicable or not required.

(b)    Reports on Form 8-K:

       A report on Form 8-K was filed by Washington Energy and Washington Natural dated August 1, 1994, regarding third-quarter results and favorable dismissal of shareholder class-action suit.

       A report on Form 8-K was filed by Washington Energy and Washington Natural dated September 8, 1994, regarding an appeal of the dismissal of shareholder class-action suit and filing of anti-trust lawsuit against Washington Natural.

(c)    Exhibits:  See Exhibit Index at page 97.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 33-1348, 2-91092, 33-24221, 2-63093 and 33-55381.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-1348, 2-91092, 33-24221, 2-63093, 33-18684,
33-49599 and 33-55381.

                                      ARTHUR ANDERSEN LLP


Seattle, Washington
December 22, 1994

                                  Schedule II

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES


                                 WESCO                    WESCO
                             Resources, Inc.       Transportation, Inc.
                             ---------------       --------------------
                                         (In thousands)
Balance 9/30/91                   $ --                    $ --

Additions                          116                     102

Deductions                          --                      --
                                  ----                    ----
Balance 9/30/92                    116                     102


Additions                           38                      11

Deductions                          --                      --
                                  ----                    ----
Balance 9/30/93                    154                     113


Additions                           30                       9

Reductions                          --                      --
                                  ----                    ----
Balance 9/30/94*                  $184                    $122
                                  ----                    ----


                         WASHINGTON NATURAL GAS COMPANY


                                     None.


* Both interest and principal on these notes are due on December 31, 1994. The interest rate is the Reference Rate of Seafirst Bank of Seattle, Washington, plus 2%.

                                  Schedule III

                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                       September 30,
                                                 ------------------------
                                                   1994            1993
                                                 --------        --------
                                                       (in thousands)
                                    ASSETS

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES:
   Washington Natural Gas Company                $235,982        $268,455
   Thermal Energy, Inc.                             8,219           9,382
   Washington Energy Resources Company                 --          40,682
   Thermal Efficiency, Inc.                            --         (16,918)
   ThermRail, Inc.                                  1,069           1,108
   WECO Finance Company                             1,545             988
   Holdings Northwest, Inc.                            --            (771)
   Washington Energy Gas Marketing                (13,121)             --
   Washington Energy Services Company               1,106              --
                                                 --------        --------
     Total investments in subsidiaries            234,800         302,926
                                                 --------        --------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES           98,139              --
                                                 --------        --------
NOTES AND ACCOUNTS RECEIVABLE FROM SUBSIDIARIES    74,600         177,222
                                                 --------        --------
CURRENT ASSETS:
   Other receivables                                1,319             955
   Federal income taxes receivable                  2,902             819
                                                 --------         -------
     Total current assets                           4,221           1,774
                                                 --------         -------
OTHER DEFERRED CHARGES                                112             235
                                                 --------         -------
     Total assets                                $411,872        $482,157
                                                 ========        ========

                        CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
   Common shareholders' interest                 $256,800        $322,931
   Preferred stock                                     --           5,886
                                                 --------        --------
     Total capitalization                         256,800         328,817
                                                 --------        --------
NOTES AND ACCOUNTS PAYABLE TO SUBSIDIARIES          1,854           4,193
                                                 --------        --------
CURRENT LIABILITIES:
   Checks issued in excess of cash in bank            453           1,938
   Notes payable and commercial paper             125,182         145,498
   Accounts payable and accrued interest            2,636             976
   Dividends payable                                   --             547
   Sinking fund requirements - preferred stock         --             188
                                                 --------        --------
     Total current liabilities                    128,271         149,147
                                                 --------        --------
DEFERRED CREDITS:
  Deferred federal income taxes                    17,147              --
  Contingency reserves                              7,800              --
                                                 --------        --------
     Total deferred credits                        24,947              --
                                                 --------        --------
     Total capitalization and liabilities        $411,872        $482,157
                                                 ========        ========

                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME


                                                 Year Ended September 30,
                                             --------------------------------
                                               1994         1993       1992
                                             --------     -------     -------
                                                   (in thousands, except
                                                    per share amounts)
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES:
  Washington Natural Gas Company,
    including cash dividends received
    by Washington Energy Company of
    $16,937, $26,045 and $21,691,
    respectively                             $ (8,243)    $ 21,771     $12,231
  Other subsidiaries                          (13,670)     (10,695)        456
                                             --------      -------     -------
    Total equity in earnings (losses)
      of subsidiaries                         (21,913)      11,076      12,687

OTHER INCOME AND DEDUCTIONS, NET              (23,733)      (1,429)     (1,248)
                                             --------      -------     -------
NET INCOME (LOSS)                             (45,646)       9,647      11,439
DIVIDENDS ON PREFERRED STOCK                        9          101         105
EXCESS PREMIUM, PREFERRED REDEMPTION              673           --          --
                                             --------      -------     -------
EARNINGS (LOSS) ON COMMON STOCK              $(46,328)     $ 9,546     $11,334
                                             ========      =======     =======
EARNINGS (LOSS) PER COMMON SHARE             $  (1.97)     $   .42     $   .58
                                             ========      =======     =======
AVERAGE COMMON SHARES OUTSTANDING              23,486       22,996      19,659
                                             ========      =======     =======
DIVIDENDS PER COMMON SHARE OUTSTANDING       $   1.00      $  1.40     $  1.40
                                             ========      =======     =======

                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS


                                                                          Year Ended September 30,
                                                                 -----------------------------------------
                                                                   1994             1993            1992
                                                                 --------         --------        --------
                                                                               (in thousands)
Cash Flow from Operating Activities:
  Income (loss) from continuing operations                       $(44,847)        $ 22,035        $ 13,981

  Adjustments to reconcile income (loss)
   from continuing operations to net
   cash provided by operating activities:
    Pre-tax loss on merger of Resources                             6,304               --              --
    Increase (decrease) in:
      Non-cash provisions for merger and
       and other                                                    6,262               --              --
      Federal income tax - current                                 (2,083)          (4,528)           (680)
      Federal income tax - deferred                                (7,637)              --              --
      Deferred tax on merger of Resources                          24,784               --              --
      Undistributed losses of affiliates                           21,913           14,968           9,004
      Other assets and liabilities                                  (611)            1,299           1,413
    Other                                                         (2,679)             (602)             37
                                                                 --------         --------        --------
      Total adjustments                                            46,253           11,137           9,774
                                                                 --------         --------        --------
        Net cash provided by
         operating activities                                       1,406           33,172          23,755
                                                                 --------         --------        --------
Cash Flow Provided by (Used in) Investing
 Activities:
  Dividends received from affiliates                               16,937           26,045          21,691
  Investment in affiliates                                         (6,620)         (95,398)        (24,894)
  Advances to affiliates                                           (6,947)         (22,408)        (15,755)
  Invested in Resources prior to merger                           (20,760)              --              --
  Proceeds from merger of Resources                                63,661               --              --
                                                                 --------         --------        --------
        Net cash provided by (used in)
         investing activities                                      46,271          (91,761)        (18,958)
                                                                 --------         --------        --------

                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                   Year Ended September 30,
                                          ----------------------------------------
                                            1994             1993           1992
                                          --------        ---------       --------
                                                        (in thousands)

Cash Flow Provided by (Used in)
  Financing Activities:
    Proceeds from issuance of
      common stock                        $  6,342        $  70,528       $  7,437
    Proceeds from issuance of
      commercial paper, net                (20,316)          24,388         18,765
    Redemptions and repurchases of
      preferred stock                       (6,747)            (149)          (149)
    Cash dividend payments
      Common                               (23,468)         (32,282)       (27,499)
      Preferred                                 (9)            (101)          (105)
                                          --------        ---------       --------
        Net cash provided by (used in)
          financing activities             (44,198)          62,384         (1,551)
                                          --------        ---------       --------
Net cash provided by
  continuing operations                      3,479            3,795          3,246
Net cash used in discontinued
  operations                                (3,479)          (3,795)        (3,260)
                                          --------        ---------       --------
Net decrease in cash                            --               --            (14)
  Beginning cash and cash
    equivalents                                 --               --             14
                                          --------        ---------       --------
  Ending cash and cash equivalents        $     --        $      --       $     --
                                          ========        =========       ========

Supplemental Disclosures of Cash
  Flow Information
    Cash Paid During the Year for:
      Interest (net of amount
        capitalized)                      $  7,283        $   5,704       $  6,551
      Income taxes                        $      0        $   5,136       $    851



                                   Schedule V

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
                         PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1994



                                         Balance                            Balance
                                      September 30,  Additions   Retire-   September 30,
      Classification                      1993        at Cost     ments       1994
      --------------                  -------------  ---------  --------  --------------
                                                       (in thousands)
WASHINGTON NATURAL GAS COMPANY:
  GAS UTILITY PLANT, at original
    cost:
    Tangible property -
      Production                       $    4,038    $      21  $     21  $    4,038
      Underground storage plant            10,015           --        --      10,015
      Transmission                         23,063        4,406         9      27,460
      Distribution                        745,820       80,110    10,764     815,166
      General                              71,720       12,567       198      84,089
      Completed work not classified        35,477       (7,735)       --      27,742
      Acquisition adjustment                  317           --        --         317
      Construction work in progress        10,382       (4,863)       --       5,519
                                       ----------    ---------  --------  ----------
                                          900,832       84,506    10,992     974,346


    Intangibles -
      Organization                            159           --        --         159
      Franchises                                7           --        --           7
                                       ----------    ---------  --------  ----------
                                              166           --        --         166

    Gas stored underground -
     noncurrent                             2,894           --        --       2,894
                                       ----------    ---------  --------  ----------
        Total utility plant               903,892       84,506    10,992     977,406

OTHER SUBSIDIARIES OF
 WASHINGTON ENERGY COMPANY:
  COAL, OIL AND GAS EXPLORATION AND
   PRODUCTION AND OTHER PROPERTIES        258,065        2,347   206,014      54,398
                                       ----------    ---------  --------  ----------
        Total                          $1,161,957    $  86,853  $217,006  $1,031,804
                                       ==========    =========  ========  ==========

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
                         PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1993

                                         Balance                                Balance
                                      September 30,   Additions    Retire-    September 30,
       Classification                     1993         at Cost      ments        1994
       --------------                 -------------   ---------    -------    -------------
                                                       (in thousands)


WASHINGTON NATURAL GAS COMPANY:
  GAS UTILITY PLANT, at original
   cost:
    Tangible property -
      Production                      $    4,029      $       9    $    --    $    4,038
      Underground storage plant            9,234            781         --        10,015
      Transmission                        15,771          7,292         --        23,063
      Distribution                       690,369         62,989      7,538       745,820
      General                             68,086          3,640          6        71,720
      Completed work not classified       23,031         12,446         --        35,477
      Acquisition adjustment                 317             --         --           317
      Construction work in progress        6,264          4,118         --        10,382
                                      ----------      ---------    -------    ----------
                                         817,101         91,275      7,544       900,832


    Intangibles -
      Organization                           159             --         --           159
      Franchises                               7             --         --             7
                                      ----------      ---------    -------    ----------
                                             166             --         --           166

    Gas stored underground -
     noncurrent                            2,894             --         --         2,894
                                      ----------      ---------    -------    ----------
        Total utility plant              820,161         91,275      7,544       903,892

OTHER SUBSIDIARIES OF
 WASHINGTON ENERGY COMPANY:
  COAL, OIL AND GAS EXPLORATION AND
   PRODUCTION AND OTHER PROPERTIES       237,891         38,211     18,037       258,065
                                      ----------       --------    -------    ----------
        Total                         $1,058,052       $129,486    $25,581    $1,161,957
                                      ==========       ========    =======    ==========

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
                         PROPERTY, PLANT AND EQUIPMENT
                     FOR THE YEAR ENDED SEPTEMBER 30, 1992



                                        Balance                            Balance
                                     September 30,  Additions   Retire-  September 30,
           Classification                 1991       at Cost     ments       1992
           --------------            -------------  ---------  --------  -------------
                                                    (in thousands)
WASHINGTON NATURAL GAS COMPANY:
  GAS UTILITY PLANT, at original
   cost:
    Tangible property -
      Production                       $   3,875    $     163  $      9   $    4,029
      Underground storage plant            9,224           10        --        9,234
      Transmission                        15,422          466       117       15,771
      Distribution                       617,335       81,204     8,170      690,369
      General                             59,932        9,952     1,798       68,086
      Completed work not classified       23,798         (767)       --       23,031
      Acquisition adjustment                 317           --        --          317
      Construction work in progress        2,432        3,832        --        6,264
                                        --------    ---------  --------   ----------
                                         732,335       94,860    10,094      817,101


    Intangibles -
      Organization                           159           --        --          159
      Franchises                               7           --        --            7
                                        --------    ---------  --------   ----------
                                             166           --        --          166

    Gas stored underground -
     noncurrent                            2,894           --        --        2,894
                                        --------    ---------  --------   ----------
        Total utility plant              735,395       94,860    10,094      820,161

OTHER SUBSIDIARIES OF
 WASHINGTON ENERGY COMPANY:
  COAL, OIL AND GAS EXPLORATION AND
   PRODUCTION AND OTHER PROPERTIES       210,981       31,379     4,469      237,891
                                        --------    ---------  --------   ----------
        Total                           $946,376    $ 126,239  $ 14,563   $1,058,052
                                        ========    =========  ========   ==========

                                  Schedule VI

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         WASHINGTON NATURAL GAS COMPANY
       ACCUMULATED PROVISION FOR DEPRECIATION, DEPLETION AND AMORTIZATION
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992
                                 (in thousands)

                                       WASHINGTON NATURAL          OTHER SUBSIDIARIES OF
                                           GAS COMPANY:           WASHINGTON ENERGY COMPANY:
                                          Accumulated             Accumulated provision for
                                         provision for             depreciation, depletion
                                         depreciation             and amortization of coal
                                        of gas utility           and oil and gas exploration
                                             plant                and production properties          Total
                                       ------------------       ----------------------------        --------
Balance 9/30/91                             $177,522                     $ 64,316                   $241,838

Additions
   Charged to income                          25,786                        9,066                     34,852
   Charged to transportation                     478                           --                        478
   Other                                          59 (a)                       --                         --
   Discontinued operations                        --                        1,248                      1,248
Deductions
   Retirements or sales                       (9,025)(b)                     (212)                    (9,237)
                                            --------                     --------                   --------
Balance 9/30/92                              194,820                       74,418                    269,238

Additions
   Charged to income                          28,183                       10,091                     38,274
   Charged to transportation                     747                           --                        747
   Other                                        (337)(a)                      154                       (183)
   Discontinued operations                        --                        1,159                      1,159
Deductions
   Retirements or sales                       (6,632)(c)                      --                      (6,632)
   Discontinued operations                        --                       (5,541)                    (5,541)
                                            --------                     --------                   --------
Balance 9/30/93                              216,781                       80,281                    297,062

Additions
  Charged to income                           30,901                           --                     30,901
  Charged to transportation                      681                           --                        681
  Charged to construction                        564                           --                        564
  Other
                                                (140)(a)                      128                        (12)
Deductions
  Retirements or sales                        (9,196)(d)                  (70,761)(e)                (79,957)
                                            --------                     --------                   --------
Balance 9/30/94                             $239,591                     $  9,648                   $249,239
                                            ========                     ========                   ========


(a)    Represents net change in retirement work in progress.
(b) Represents retirements of property other than land of $10,094,000 less net salvage and cost of removal of $1,069,000.
(c) Represents retirement of property other than land of $7,544,000 less net salvage and cost of removal of $912,000.
(d) Represents retirements of property other than land of $9,200,000, less net salvage and cost of removal of $4,000.
(e)    Primarily represents merger of Washington Energy Resources Company.

                                 Schedule VIII

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992


                                               Additions
                                         --------------------
                            Balance at   Charged   Recoveries   Written Off   Balance
                            Beginning      to      of Previous   as Uncol-    at End
                            of Period    Income    Write-Offs    lectible    of Period
                            ----------   -------   -----------  -----------  ---------
                                                (in thousands)
1994:
   Allowances for uncol-
    lectible accounts          $474       $2,794       $473      $(1,602)     $2,139
                               ====       ======       ====      =======      ======
1993:
  Allowances for uncol-
   lectible accounts           $828       $1,317       $296      $(1,967)     $  474
                               ====       ======       ====      =======      ======
1992:
  Allowances for uncol-
   lectible accounts           $872       $  853       $342      $(1,239)     $  828
                               ====       ======       ====      =======      ======


                         WASHINGTON NATURAL GAS COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992


                                              Additions
                                         --------------------
                            Balance at   Charged   Recoveries   Written Off   Balance
                            Beginning      to      of Previous   as Uncol-    at End
                            of Period    Income    Write-Offs    lectible    of Period
                            ----------   -------   -----------  -----------  ---------
                                                 (in thousands)
1994:
   Allowances for uncol-
    lectible accounts          $474       $2,743       $473      $(1,594)     $2,096
                               ====       ======       ====      =======      ======
1993:
   Allowances for uncol-
    lectible accounts          $303       $1,314       $296      $(1,439)     $  474
                               ====       ======       ====      =======      ======
1992:
   Allowances for uncol-
    lectible accounts          $368       $  831       $342      $(1,238)     $  303
                               ====       ======       ====      =======      ======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                                  WASHINGTON ENERGY COMPANY and
                                                  WASHINGTON NATURAL GAS COMPANY

December 14, 1994        /s/ William P. Vititoe
                         ---------------------------------------------
                         (William P. Vititoe, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

       Date                      Signature                                        Title
       ----                      ---------                                        -----
December 14, 1994                /s/ Virginia Anderson
                                 -----------------------------
(all signatures)                 (Virginia Anderson)                              Director

                                 /s/ R. F. Bailey
                                 ------------------------------
                                 (R. F. Bailey)                                   Director

                                 /s/ Donald Covey
                                 ------------------------------
                                 (Donald Covey)                                   Director

                                 /s/ John W. Creighton, Jr.
                                 -----------------------------
                                 (John W. Creighton, Jr.)                         Director

                                 /s/ Robert L. Dryden
                                 -----------------------------
                                 (Robert L. Dryden)                               Director

                                 /s/ Tomio Moriguchi
                                 ------------------------------
                                 (Tomio Moriguchi)                                Director

                                 /s/ Sally G. Narodick
                                 ------------------------------
                                 (Sally G. Narodick)                              Director

                                 /s/ William P. Vititoe
                                 ------------------------------
                                 (William P. Vititoe)                             Chairman of the Board of
                                                                                  Directors, Chief Executive
                                                                                  Officer, President and
                                                                                  Director

                                 /s/ J. P. Torgerson
                                 ------------------------------
                                 (J. P. Torgerson)                                Senior Vice President,
                                                                                  Planning and Development
                                                                                  and Principal Financial
                                                                                  Officer

                                 /s/ Allyn P. Hebner
                                 ------------------------------
                                 (Allyn P. Hebner)                                Vice President,
                                                                                  Controller and Principal
                                                                                  Accounting Officer

                                 EXHIBIT INDEX

             Certain of the following exhibits are filed herewith.  Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

             (*Filed herewith)

 2-A.1       Agreement of Merger by and among Cabot Oil & Gas Corporation, COG Acquisition Company, Washington Energy Resources
             Company and Washington Energy Company, dated February 25, 1994 (incorporated by reference from Exhibits to Washington
             Energy Company Schedule 13D, for event dated May 2, 1994).

 2-A.2       Amendment No. 1 to Agreement of Merger by and among Cabot Oil & Gas Corporation, COG Acquisition Company, Washington
             Energy Resources Company and Washington Energy Company, dated May 2, 1994 (incorporated by reference from Exhibits to
             Washington Energy Company Schedule 13D, for event dated May 2, 1994).

 4-A         Restated Articles of Incorporation of Washington Energy Company (incorporated herein by reference to Washington
             Energy Company Exhibit 3-A, Form 10-Q for the quarter ended June 30, 1988, File No. 0-8745).

 4-A.1       Articles of Amendment to the Articles of Incorporation of Washington Energy Company, dated March 6, 1990, increasing the $5 par value common stock to 50,000,000 shares from 25,000,000 shares (incorporated herein by reference to
             Washington Energy Company Exhibit 3-A.1, Form 10-K for the year ended September 30, 1990, File No. 0-8745).

 4-A.2       Articles of Amendment to the Articles of Incorporation of Washington Energy Company dated June 14, 1991, changing the length of the term of a Director elected to fill a vacancy (incorporated herein by reference to Washington Energy
             Company Exhibit 3-A.2, Form 10-K for the year ended September 30, 1991, File 0-8745).

 4-A.3       Amended and Restated Articles of Incorporation of Washington Natural Gas Company, dated November 2, 1993
             (incorporated herein by reference to Washington Natural Gas Company Exhibit 4-A.2, Registration No. 33-50919).

 4-A.4       Articles of Amendment to Amended and Restated Articles of Incorporation of Washington Natural Gas Company, dated
             November 10, 1993 (incorporated herein by reference to Washington Natural Gas Company Exhibit 4-A.3, Registration No.
             33-50919).

 4-A.5       Articles of Amendment to Amended and Restated Articles of Incorporation of Washington Natural Gas Company
             establishing a series of Preferred Stock, dated November 18, 1993 (incorporated herein by reference to Washington
             Natural Gas Company Exhibit 4-A.5, Form 10-K for the year ended September 30, 1993, File No. 001-1127).

*4-A.6       Articles of Amendment to Amended and Restated Articles of Incorporation of Washington Natural Gas Company
             establishing a series of Preferred Stock, dated September 9, 1994.

 4-B.1       Amended and Restated Bylaws of Washington Energy Company adopted October 10, 1990 (incorporated herein by reference to Washington Energy Company Exhibit 3-B.1, Form 10-K for the year ended September 30, 1990, File No. 0-8745).

 4-B.2       Amendment to the Bylaws of Washington Energy Company, adopted December 12, 1990 (incorporated herein by reference to
             Washington Energy Company Exhibit 3-B.2, Form 10-K for the year ended September 30, 1990, File No. 0-8745).

*4-B.3       Amendment to the Bylaws of Washington Energy Company, adopted April 20, 1994.

*4-B.4       Amendment to the Bylaws of Washington Energy Company, adopted October 19, 1994.

 4-C.1       Amended and Restated Bylaws of Washington Natural Gas Company adopted December 14, 1990 (incorporated herein by reference to Washington Natural Gas Company Exhibit 3-D.1, Form 10-K for the year ended September 30, 1990, File
             No. 0-951).

*4-C.2       Amendment to the Bylaws of Washington Natural Gas Company adopted October 19, 1994.

 4-D.1       Indenture of First Mortgage dated as of April 1, 1957 (incorporated herein by reference to Washington Natural Gas
             Company Exhibit 4-B, Registration No. 2-14307).

 4-D.2       First Supplemental Indenture dated as of October 1, 1959 (incorporated herein by reference to Washington Natural Gas
             Company Exhibit 4-D, Registration No. 2-17876).

 4-D.3       Seventh Supplemental Indenture dated as of February 1, 1967 (incorporated herein by reference to Washington Natural
             Gas Company Exhibit 4-M, Registration No. 2-27093).

 4-D.4       Eleventh Supplemental Indenture dated as of April 1, 1971 (incorporated herein by reference to Washington Natural
             Gas Company Exhibit to Form 8-K for April 1971, File No. 0-951).

 4-D.5       Twelfth Supplemental Indenture dated as of November 1, 1972 (incorporated herein by reference to Washington Natural
             Gas Company Exhibit to Form 8-K for November 1972, File No. 0-951).

 4-D.6       Sixteenth Supplemental Indenture dated as of June 1, 1977 (incorporated herein by reference to Exhibit 6-05 of
             Washington Energy Company's S-14 Registration Statement, Registration No. 2-60352).

 4-D.7       Seventeenth Supplemental Indenture dated as of August 9, 1978 (incorporated herein by reference to Washington Energy
             Company Exhibit 5-K.18, Registration No. 2-64428).

 4-D.8       Twenty-third Supplemental Indenture dated as of July 15, 1986 (incorporated herein by reference to Washington Natural
             Gas Compan Exhibit 4-B.21, Form 10-K for the year ended September 30, 1986, File No. 0-951).

 4-D.9       Twenty-fourth Supplemental Indenture dated as of December 15, 1987 (incorporated herein by reference to Washington
             Natural Gas Company Exhibit 4-B.21, Form 10-K for the year ended September 30, 1988, File No. 0-951).

 4-D.10      Twenty-fifth Supplemental Indenture dated as of August 15, 1988 (incorporated herein by reference to Washington
             Natural Gas Company Exhibit 4-B.22, Form 10-K for the year ended September 30, 1988, File No. 0-951).

 4-D.11      Twenty-sixth Supplemental Indenture dated as of September 1, 1990 (incorporated herein by reference to Washington
             Natural Gas Company Exhibit 4-B.19, Form 10-K for the year ended September 30, 1990, File No. 0-951).

 4-D.12      Twenty-seventh Supplemental Indenture dated as of September 1, 1990 (incorporated herein by reference to Washington
             Natural Gas Company Exhibit 4-B.20, Form 10-K for the year ended September 30, 1988, File No. 0-951).

 4-D.13      Twenty-eighth Supplemental Indenture dated as of July 31, 1991 (incorporated herein by reference to Washington
             Natural Gas Company exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

 4-D.14      Twenty-ninth Supplemental Indenture dated as of June 1, 1993 (incorporated herein by reference to Exhibit 4-A of
             Washington Natural Gas Company's S-3 Registration Statement, Registration No. 33-49599).

*10-A        Service Agreement dated September 1, 1987 between Northwest Pipeline Corporation and Washington Natural Gas Company
             for SGS-1 fir storage service at Jackson Prairie.

*10-B        Service Agreement dated April 14, 1993 between Questar Pipeline Corporation and Washington Natural Gas Company for
             FSS-1 firm storage service at Clay Basin.

 10-C        Service Agreement dated November 1, 1989, with Northwest Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.

*10-D        Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington
             Natural Gas Company.

 10-E        Gas Transportation Service Contract dated June 29, 1990, between Washington Natural Gas Company and Northwest
             Pipeline Corporation (incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

 10-E.1      Gas Transportation Service Contract dated July 31, 1991, between Washington Natural Gas Company and Northwest
             Pipeline Corporation (incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

 10-F        $150,000,000 Amended and Restated Revolving Credit Agreement dated March 18, 1994, by and among Washington Energy
             Company, Seattle-First National Bank, The Bank of New York, the First National Bank of Chicago, U.S. Bank of
             Washington, National Association, Bank of Montreal, ABN Amro Bank N.U., The Bank of Nova Scotia and CIBC Inc.

 10-G        Intentionally left blank.

 10-H        Intentionally left blank.

 10-I        Form of Washington Natural Gas Company - Executive Retirement Compensation Agreement (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-N, Registration No. 2-72790).

 10-J        Second Washington Energy Company Performance Share Plan (amended and restated effective October 1, 1991)
             (incorporated herein by reference to Washington Energy Company Exhibit 10-L.1, Form 10-K, for the year ended
             September 30, 1991, File No. 0-8745).

 10-K.1      Washington Energy Company Stock Option Plan (incorporated herein by reference to Exhibit 10-C Washington Energy
             Company Form 10-Q for the quarter ended March 31, 1984, File No. 0-8745).

 10-K.2      Amendment to Washington Energy Company Stock Option Plan (incorporated herein by reference to Washington Energy
             Company Exhibit 10-S, Form 10-K for the year ended September 30, 1986, File No. 0-8745).

 10-K.3      Amendment to Washington Energy Company Stock Option Plan dated as of February 26, 1988 (incorporated herein by reference to Washington Energy Company Form S-8, Registration No. 33-24221).

 10-K.4      Washington Energy Company Stock Option Plan effective December 15, 1993, (incorporated herein by reference to
             Washington Energy Company Exhibit 99, Registration No. 33-55381).

 10-L        Washington Energy Company Directors Stock Bonus Plan (incorporated herein by reference to Washington Energy Company
             Exhibit 10-O Form 10-K for the year ended September 30, 1990, File No. 0-8745).

*10-M.1      Employment Agreement between Washington Energy Company, Washington Natural Gas Company and William P. Vititoe dated
             January 15, 1994.

 10-M.2      Form of Conditional Executive Employment Contract, filed under cover of Form SE dated December 27, 1988.

*10-M.3      Washington Energy Company and subsidiaries Annual Incentive Plan for Vice Presidents and above, dated October 1988.

*10-M.4      Agreement dated January 1, 1994, between Washington Energy Company, Washington Natural Gas Company and Robert R.
             Golliver former President and Chief Operating Officer of Washington Energy Company and Washington Natural Gas
             Company, providing for termination benefits.

*10-M.5      Agreement dated September 30, 1994, between Washington Energy Company and Keith Anderson, former President of
             Washington Energy Resources Company, providing for termination benefits.

 10-N        Interest Rate Swap Agreement dated September 27, 1989 between Thermal Resources, Inc., and the First National Bank of Chicago, filed under cover of Form SE dated December 27, 1989.

*10-O        Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington
             Natural Gas Company.

*10-P        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington
             Natural Gas Company for firm transportation service from Jackson Prairie.

*10-Q        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington
             Natural Gas Company for firm transportation service from Jackson Prairie.

*10-R        Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington
             Natural Gas Company for firm transportation service from Plymouth, LNG.

 10-S        Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991.

*10-T        Firm Transportation Agreement dated October 27, 1993 between Pacific Gas Transmission Company and Washington Natural
             Gas Company for firm transportation service from Kingsgate.

 10-U        Firm Storage Service Agreement and Amendment dated April 30, 1991 between Questar Pipeline Company and Washington
             Natural Gas Company for firm storage service at Clay Basin filed under cover of Form SE dated December 23, 1991.

 10-V        Interest Rate and Currency Exchange Agreement dated as of December 26, 1990 applicable to the Interest Rate Swap between Bank of America and Washington Energy Corporation filed under cover of Form SE dated December 23, 1991.

 10-W        Master Energy Price Swap agreement dated February 2, 1993 between Lehman Brothers Commercial Corporation and
             Washington Energy Marketing, Inc., filed under cover of Form SE dated December 27, 1993.

 10-X        Interest Rate and Currency Exchange Agreement dated as of August 19, 1991 between Washington Natural Gas Company and
             Merrill Lynch Capital Services, Inc., filed under cover of Form SE dated December 23, 1991.

 10-X.1      Interest Rate Swap Agreement dated as of August 19, 1991 between Washington Natural Gas Company and the First
             National Bank of Chicago filed under cover of Form SE dated December 23, 1991.

 10-X.2      Interest Rate and Currency Exchange Agreement dated as of August 19, 1991, between Washington Natural Gas Company and Bank of America filed under cover of Form SE dated December 23, 1991.

 *12         Computation of Ratios

 *21         Subsidiaries of the Registrant

 *23         Consent of Arthur Andersen LLP
             (Set forth herein on page 85).

 *27.1       Financial Data Schedule -- Washington Energy Company

 *27.2       Financial Data Schedule -- Washington Natural Gas Company