Form 10-Q
period 1994-12-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1995-02-14
CIK 225998, 104880

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1994, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
- ----------  ------------------------------     -------------    ------------
001-11227 Washington Energy Company             Washington        91-1005304
001-11271 Washington Natural Gas Company        Washington        91-1005303

Address of Principal Executive Offices                      Zip Code
- --------------------------------------                      --------
           815 Mercer Street                                  98109

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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


                                                              Outstanding
        Registrant                   Title of Stock        December 31, 1994
- ------------------------------       --------------          ---------------
Washington Energy Company             $5 par value              23,839,781

Washington Natural Gas Company        $5 par value              10,842,212

                                 INTRODUCTION


Washington Energy Company ("Company") or (Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washing-ton Natural") is engaged in the retail distribution of natural gas. The Company, through other subsidiaries, is also engaged in the business of selling gas appliances, energy efficient and security products for the home; holds an equity position in a publicly traded oil and gas exploration and production company; and holds certain coal-related investments. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

                    INCORPORATED DOCUMENTS TO BE FURNISHED

Certain documents or parts thereof have been incorporated herein by reference, as permitted by rules of the Securities and Exchange Commission. The Company will provide you, upon your written request, with a copy of any and all information that has been incorporated by reference herein. Any such request for copies should be directed to the Company s Treasury Department, 815 Mercer Street, (P.O. Box 1869), Seattle, Washington 98111 (Telephone: (206) 622-
6767).

                                    INDEX
                                                                        Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . .
                                                                          4

Item 1.  Condensed Financial Statements . . . . . . . . . . . . . . . . .
                                                                          4

           Consolidated Condensed Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for September 30, 1994 Balance Sheet, which has been audited.)

              Consolidated Statements of Income -
               Three Months Ended December 31, 1994
               and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                          5

              Consolidated Condensed Balance Sheets -
               December 31, 1994, September 30, 1994
               and December 31, 1993  . . . . . . . . . . . . . . . . . .
                                                                          6

              Consolidated Condensed Statements of
               Capitalization - December 31, 1994 and 1993  . . . . . . .
                                                                          8

              Consolidated Condensed Statements of
               Cash Flows - Three Months Ended
               December 31, 1994 and 1993 . . . . . . . . . . . . . . .
                                                                         10

              Consolidated Statements of Shareholders'
               Earnings (Deficit) Reinvested in the Business
               and Premium on Capital Stock - Three Months
               Ended December 31, 1994 and 1993 . . . . . . . . . . . .
                                                                         11

                                                                         Page

           Condensed Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1994
            Balance Sheet, which  has been audited.)

              Statements of Income -
               Three Months Ended December 31,
               1994 and 1993  . . . . . . . . . . . . . . . . . . . . .
                                                                         12

              Condensed Balance Sheets -
               December 31, 1994, September 30, 1994
               and December 31, 1993  . . . . . . . . . . . . . . . . .
                                                                         13

              Condensed Statements of Capitalization -
               December 31, 1994 and 1993 . . . . . . . . . . . . . . .
                                                                         15

              Condensed Statements of Cash Flows -
               Three Months Ended December 31,
               1994 and 1993  . . . . . . . . . . . . . . . . . . . . .
                                                                         16

              Statements of Shareholder's Earnings
               Reinvested in the Business and Premium
               on Capital Stock - Three Months Ended
               December 31, 1994 and 1993 . . . . . . . . . . . . . . .
                                                                         17


           Notes to Condensed Financial Statements
           (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                         18


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Unaudited)  . . . . . .
                                                                         21


Part II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .
                                                                         24


           Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  25

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


The condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Secur-ities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the fi-nancial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the in-terim periods presented should not be considered indicative of the results to be expected for the full fiscal year.





                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                     (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                            1994      1993
                                                          --------  --------
 OPERATING REVENUES:
   Regulated utility sales                                $149,747  $131,970
   Merchandise, conservation products
    and other                                                6,498    14,473
                                                          --------  --------
       Total operating revenues                            156,245   146,443
                                                          --------  --------

 OPERATING EXPENSES:
   Purchases of gas                                         81,824    75,321
   Utility operations and maintenance                       15,014    16,862
   Other operations                                          6,931    13,712
   Depreciation, depletion and amortization                  8,881     7,644
   General taxes                                            12,115    10,659
   Federal income taxes                                      7,250     4,633
                                                          --------  --------
       Total operating expenses                            132,015   128,831
                                                          --------  --------
 OPERATING INCOME                                           24,230    17,612

 OTHER INCOME (EXPENSE)
   Preferred dividend requirement -
    Washington Natural Gas Company                          (1,861)     (617)
   Other, net                                                  209       325
                                                          --------  --------
       Gross income                                         22,578    17,320

 INTEREST CHARGES                                            9,323     8,963
                                                          --------  --------
 INCOME FROM CONTINUING OPERATIONS                          13,255     8,357

 DISCONTINUED OPERATIONS
   Loss from operations, net of income tax                       -       (47)
                                                          --------  --------
 NET INCOME                                                 13,255     8,310

 DIVIDENDS ON PREFERRED STOCK                                    -         9
 EXCESS PREMIUM - PREFERRED REDEMPTION                           -       673
                                                          --------  --------
 EARNINGS ON COMMON STOCK                                 $ 13,255  $ 7,628
                                                          ========  ========
 EARNINGS (LOSS) PER COMMON SHARE:
   From continuing operations                             $    .56  $    .33
   From discontinued operations                                  -         -
                                                          --------- --------
   Earnings per common share                              $    .56  $    .33
   Average common shares outstanding                        23,737    23,332
   Dividends per common share outstanding                 $    .25  $    .25

The accompanying notes are an integral part of these financial statements.




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
     CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 31, 1994 (Unaudited),
              SEPTEMBER 30, 1994 AND DECEMBER 31, 1993 (Unaudited)
                             (Thousands of Dollars)


                                     ASSETS


                                            December    September   December
                                            31, 1994    30, 1994    31, 1993
                                           ----------  ----------  ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Utility plant, at original cost         $  991,696  $  977,406  $  928,268
   Coal and other                              54,720      54,398      53,116
   Accumulated depreciation,
    depletion and amortization               (256,866)   (249,239)   (234,617)
                                           ----------  ----------  ----------
       Net property, plant and equipment      789,550     782,565     746,767
                                           ----------  ----------  ----------
 INVESTMENT IN UNCONSOLIDATED:
   AFFILIATES                                  97,733      98,139     112,985
                                           ----------  ----------  ----------
 CURRENT ASSETS:
   Cash and cash equivalents                    5,764       5,387       3,147
   Receivables, net                            52,280      43,035      76,531
   Materials and supplies,
    at average cost                            23,882      28,069      32,733
                                           ----------  ----------  ----------
       Total current assets                    81,926      76,491     112,411
                                           ----------  ----------  ----------
 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivable          33,947      33,947           -
   Utility tax asset                           18,810      18,810      18,767
   Deferred charges and other                  22,313      20,542      37,754
                                           ----------  ----------  ----------
       Total other assets and
        deferred charges                       75,070      73,299      56,521
                                           ----------  ----------  ----------
       Total assets                        $1,044,279  $1,030,494  $1,028,684
                                           ==========  ==========  ==========



The accompanying notes are an integral part of these financial statements.




                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
              DECEMBER 31, 1994 (Unaudited), SEPTEMBER 30, 1994 AND
                           DECEMBER 31, 1993 (Unaudited)
                             (Thousands of Dollars)



                         CAPITALIZATION AND LIABILITIES

                                            December    September    December
                                            31, 1994    30, 1994     31, 1993
                                           ----------  ----------  -----------
 CAPITALIZATION (see statements):
   Common shareholders' interest           $  259,606  $  256,800   $  319,228
   Redeemable preferred stock                  90,000      90,000       60,000
   Long-term debt                             290,060     290,200      353,260
                                           ----------  ----------   ----------
       Total capitalization                   639,666     637,000      732,488
                                           ----------  ----------   ----------
 CURRENT LIABILITIES:
   Notes payable and commercial paper         121,516     125,182      123,638
   Current sinking fund requirements
    and debt maturities                        60,140      60,140          280
   Accounts payable                            34,678      34,326       34,204
   Other current liabilities                   45,380      32,261       21,070
   Accrued general taxes                       14,818      12,044       12,580
                                           ----------  ----------   ----------
       Total current liabilities              276,532     263,953      191,772
                                           ----------  ----------   ----------
 DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes           73,246      72,518       68,205
   Other utility tax liabilities               12,560      12,560       13,139
   Unamortized investment tax credits           9,937      10,132       10,715
   Contributions in aid of construction        12,958      12,298       10,651
   Contingency reserves and other              19,380      22,033        1,714
                                           ----------  ----------   ----------
       Total deferred credits and
        other liabilities                     128,081     129,541      104,424
                                           ----------  ----------   ----------
       Total capitalization and
        liabilities                        $1,044,279  $1,030,494   $1,028,684
                                           ==========  ==========   ==========


The accompanying notes are an integral part of these financial statements.





                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                            DECEMBER 31, 1994 AND 1993
                              (Thousands of Dollars)
                                   (Unaudited)

                                                             1994       1993
                                                           --------   --------
 COMMON SHAREHOLDERS' INTEREST:
   Common stock, $5 par value;
    authorized 50,000,000 shares,
    outstanding 23,839,781 and
    23,417,769 shares                                      $119,199   $117,089
   Premium on common stock                                  200,380    197,734
   Shareholders' earnings (deficit)
    reinvested in the business                              (59,973)     4,405
                                                           --------   --------
     Total common shareholders'
      interest                                              259,606    319,228
                                                           --------   --------
                                           Shares
                                       Outstanding at
                                        December 31,
                                       (in thousands)
                                      -------------------
                                        1994       1993
 REDEEMABLE PREFERRED STOCK:          --------  ---------
   Washington Energy Company
    Cumulative; authorized
      200,000 shares of $100 par
      value and 800,000 shares
      of $25 par value                       -          -
   Washington Natural
    Cumulative; authorized
      1,000,000 shares of $100 par
      value and 4,000,000 shares
      of $25 par value
      7.45%, Series II,
             $25 par value               2,400      2,400    60,000     60,000
      8.50%, Series III,
             $25 par value               1,200          -    30,000          -
                                                           --------   --------
                                                             90,000     60,000
   Less sinking-fund require-
    ments included in current
    liabilities                                                   -          -
                                                           --------   --------
       Total preferred stock                               $ 90,000   $ 60,000



The accompanying notes are an integral part of these financial statements.




                                 (Continued)

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                            DECEMBER 31, 1994 AND 1993
                              (Thousands of Dollars)
                                   (Unaudited)

                                                            1994       1993
                                                          --------   --------
 LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                      $ 40,000   $ 40,000
     8-7/8%  due 1996                                             -      3,200
     8.80%   due 1996                                        25,000     25,000
     8-1/8%  due 1997                                         3,200      3,340
     10-1/4% due 1997                                        30,000     30,000
     9.60%   due 2000                                        25,000     25,000
     9.57%   due 2020                                        25,000     25,000
   Secured Medium-Term Notes, Series A
     5.55% and 5.67% due 1995                                20,000     20,000
     8.25% due 1998                                          11,000     11,000
     7.08% due 1999                                          10,000     10,000
     8.51% through 8.55% due 2001                            19,000     19,000
     7.53% and 7.91% due 2002                                30,000     30,000
     8.25% through 8.40% due 2022                            35,000     35,000
   Secured Medium-Term Notes, Series B
     6.23% through 6.31% due 2003                            28,000     28,000
     6.07% and 6.10% due 2004                                18,500     18,500
     6.51% and 6.53% due 2008                                 4,500      4,500
     6.83% and 6.90% due 2013                                13,000     13,000
     7.19% due 2023                                          13,000     13,000
                                                           --------   --------
                                                            350,200    353,540

   Less sinking-fund requirements
    and maturities included in
    current liabilities                                     (60,140)      (280)
                                                           --------   --------
       Total long-term debt                                 290,060    353,260
                                                           --------   --------
 TOTAL CAPITALIZATION                                      $639,666   $732,488
                                                           ========   ========


The accompanying notes are an integral part of these financial statements.




                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
               THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             1994       1993
                                                           --------   --------
 CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
   Income from continuing operations                       $ 13,255   $  8,310
   Adjustments to reconcile income from
    continuing operations to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                 9,201      7,593
     Provision for uncollectible accounts receivable            703        494
     Increase (decrease) in:
       Federal income tax - current                          11,257      8,438
       Federal income tax - deferred                            532     (5,158)
       Accounts receivable                                  (16,071)   (32,252)
       Accounts payable                                         352     13,588
       Materials and supplies                                 4,187      7,161
       Deferred charges                                      (1,890)    (6,473)
       Other assets and liabilities                           1,877      3,613
     Other                                                      432      9,167
                                                           --------   --------
       Total adjustments                                     10,580      6,171
                                                           --------   --------
       Net cash provided by operating activities             23,835     14,481

 CASH FLOW USED IN INVESTING ACTIVITIES:
   Utility plant additions                                  (15,414)   (24,503)
   Coal, and other property expenditures                       (323)    (1,266)
   Proceeds from disposition                                      -        201
   Distributions from (investments in)
    unconsolidated affiliates                                   445     (6,171)
                                                           --------   --------
       Net cash used in investing activities                (15,292)   (31,739)

 CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                     1,569      1,911
   Proceeds from issuance of preferred stock                      -     58,930
   Proceeds from debt financing (reductions of):
     Commercial paper, net                                   (3,666)   (21,860)
   Redemptions and repurchases
     Preferred stock                                              -    (23,222)
     Long-term debt                                            (140)      (140)
   Cash dividend payments
     Common                                                  (5,929)    (5,831)
     Preferred                                                    -         (9)
                                                           --------   --------
       Net cash (used in) provided by
        financing activities                                 (8,166)     9,779
                                                           --------   --------
 Net cash provided by (used in)
  continuing operations                                         377     (7,479)
 Net cash provided by (used in) discontinued
  operations                                                      -       (966)
                                                           --------   --------
 Net increase (decrease) in cash and cash equivalents           377     (8,445)
   Beginning cash and cash equivalents                        5,387     11,592
                                                           --------   --------
   Ending cash and cash equivalents                        $  5,764   $  3,147
                                                           ========   ========
 SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
     Cash paid (received) during the period for:
       Interest (net of amount capitalized)                $  6,431   $  6,269
       Income taxes                                               -     (4,713)

The accompanying notes are an integral part of these financial statements.




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS (DEFICIT)
              REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 1994 AND 1993
                              (Thousands of Dollars)
                                   (Unaudited)


                                                           1994        1993
                                                         --------    --------

 Balance at beginning of period                          $(61,339)   $  8,457
   Net income                                              13,255       8,310
   Excess premium - preferred redemption                        -        (673)
   Cash dividends on capital stock:
     Common stock                                         (11,889)    (11,680)
     Preferred stock -
            5%, Series A                                        -          (3)
            6%, Series B                                        -          (1)
        8-7/8%, Series C                                        -          (5)
                                                         --------    --------
 Balance at end of period                                $(59,973)   $  4,405
                                                         ========    ========



               CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                           1994        1993
                                                         --------    --------

 Balance at beginning of period                          $199,571    $197,917
   Excess of cost over par value
    of preferred stock reacquired                               -        (492)
   Excess of purchase price over par
    value of shares of common stock
    issued under the Employee Stock
    Purchase and Ownership Plans                              115         335
   Excess of purchase price over par
    value of shares of common stock
    issued under the Dividend Rein-
    vestment and Stock Purchase Plan                          823       1,070
   Common and preferred stock expense                        (129)     (1,096)
                                                         --------    --------
 Balance at end of period                                $200,380    $197,734
                                                         ========    ========



The accompanying notes are an integral part of these financial statements.




                        WASHINGTON NATURAL GAS COMPANY
                              STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                             (Thousands of Dollars)
                                  (Unaudited)
                                                           1994        1993
                                                         --------    --------
 OPERATING REVENUES:
   Regulated utility sales                               $149,747    $131,970
                                                         --------    --------
 OPERATING EXPENSES:
   Purchases of gas                                        81,824      75,321
   Utility operations and maintenance                      15,014      16,862
   Other operations                                            40         432
   Depreciation                                             8,881       7,644
   General taxes                                           12,038      10,381
   Federal income taxes                                     8,098       4,443
                                                         --------    --------
       Total operating expenses                           125,895     115,083
                                                         --------    --------
 OPERATING INCOME                                          23,852      16,887
 OTHER INCOME (EXPENSE), NET                                  (67)         30
                                                         --------    --------
       Gross income                                        23,785      16,917

 INTEREST CHARGES                                           7,643       7,710
                                                         --------    --------
 NET INCOME                                                16,142       9,207
 DIVIDENDS ON PREFERRED STOCK                               1,862         626
                                                         --------    --------
 EARNINGS ON COMMON STOCK                                $ 14,280    $  8,581
                                                         ========    ========



The accompanying notes are an integral part of these financial statements.




                         WASHINGTON NATURAL GAS COMPANY
            CONDENSED BALANCE SHEETS - DECEMBER 31, 1994, (Unaudited)
              SEPTEMBER 30, 1994 AND DECEMBER 31, 1993 (Unaudited)
                              (Thousands of Dollars)


                                     ASSETS

                                             December   September    December
                                             31, 1994    30, 1994    31, 1993
                                             --------    --------    --------

 UTILITY PLANT, at original cost             $991,696    $977,406    $928,268
   Accumulated depreciation                  (247,079)   (239,520)   (224,754)
                                             --------    --------    --------
       Net utility plant                      744,617     737,886     703,514
                                             --------    --------    --------
 RECEIVABLES FROM AFFILIATED COMPANIES          1,639       2,020      10,588
                                             --------    --------    --------

 CURRENT ASSETS:
   Cash and cash equivalents                      269         427         965
   Accounts receivable, net                    61,329      53,386      83,117
   Materials and supplies,
    at average cost                            21,089      25,360      32,405
                                             --------    --------    --------
       Total current assets                    82,687      79,173     116,487
                                             --------    --------    --------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivable          33,947      33,947           -
   Utility tax asset                           18,810      18,810      18,767
   Deferred charges and other                  15,460      13,180      28,140
                                             --------    --------    --------
       Total other assets and
        deferred charges                       68,217      65,937      46,907
                                             --------    --------    --------
       Total assets                          $897,160    $885,016    $877,496
                                             ========    ========    ========



The accompanying notes are an integral part of these financial statements.




                                  (Continued)

                        WASHINGTON NATURAL GAS COMPANY
            CONDENSED BALANCE SHEETS - DECEMBER 31, 1994 (Unaudited),
             SEPTEMBER 30, 1994 AND DECEMBER 31, 1993 (Unaudited)
                             (Thousands of Dollars)



                        CAPITALIZATION AND LIABILITIES

                                            December    September   December
                                            31, 1994    30, 1994    31, 1993
                                            --------    ---------   --------
 CAPITALIZATION (see statements):
   Common shareholder's interest             $251,708    $235,988    $261,992
   Redeemable preferred stock                  90,000      90,000      60,000
   Long-term debt                             290,060     290,200     353,260
                                             --------    --------    --------
       Total capitalization                   631,768     616,188     675,252
                                             --------    --------    --------

 CURRENT LIABILITIES:
   Current sinking fund requirements
    and debt maturities                        60,140      60,140         280
   Accounts payable                            32,023      30,914      33,350
   Other current liabilities                   29,453      26,773      13,679
   Accrued general taxes                       14,606      11,869      11,733
                                             --------    --------    --------
       Total current liabilities              136,222     129,696      59,042


 PAYABLES TO AFFILIATED COMPANIES              28,096      39,828      44,852
                                             --------    --------    --------

 DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes           65,619      64,314      63,845
   Other utility tax liabilities               12,560      12,560      13,139
   Unamortized investment tax credits           9,937      10,132      10,715
   Contributions in aid of construction        12,958      12,298      10,651
                                             --------    --------    --------
       Total deferred credits and
        other liabilities                     101,074      99,304      98,350
                                             --------    --------    --------
       Total capitalization and
        liabilities                          $897,160    $885,016    $877,496
                                             ========    ========    ========



The accompanying notes are an integral part of these financial statements.




                         WASHINGTON NATURAL GAS COMPANY
                      CONDENSED STATEMENTS OF CAPITALIZATION
                            DECEMBER 31, 1994 AND 1993
                              (Thousands of Dollars)
                                   (Unaudited)
                                                                 1994        1993
                                                               --------    --------
 COMMON SHAREHOLDER'S INTEREST:
   Common stock, $5 par value;
    authorized 25,000,000 shares,
    outstanding 10,842,212 and
    10,587,921 shares                                          $ 54,211    $ 52,940
   Premium on common stock                                      165,080     161,596
   Shareholder's earnings rein-
    vested in the business                                       32,417      47,456
                                                               --------    --------
       Total common shareholder's
        interest                                                251,708     261,992
                                                               --------    --------
                                             Shares
                                         Outstanding at
 REDEEMABLE PREFERRED STOCK:              December 31,
   Cumulative; authorized                (in thousands)
    1,000,000 shares of $100 par       --------------------
    value and 4,000,000 shares           1994        1993
    of $25 par value -                 ========   =========
     7.45%,  Series II,
             $25 par value                2,400       2,400      60,000      60,000
     8.50%,  Series III,
             $25 par value                1,200           -      30,000           -
   Less sinking-fund require-
    ments included in current
    liabilities                                                       -           -
                                                               --------    --------
       Total preferred stock                                     90,000      60,000
                                                               --------    --------
 LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                            40,000      40,000
     8-7/8%  due 1996                                                 -       3,200
     8.80%   due 1996                                            25,000      25,000
     8-1/8%  due 1997                                             3,200       3,340
     10-1/4% due 1997                                            30,000      30,000
     9.60%   due 2000                                            25,000      25,000
     9.57%   due 2020                                            25,000      25,000
   Secured Medium-Term Notes, Series A
     5.55% and 5.67% due 1995                                    20,000      20,000
     8.25% due 1998                                              11,000      11,000
     7.08% due 1999                                              10,000      10,000
     8.51% to 8.55% due 2001                                     19,000      19,000
     7.53% and 7.91% due 2002                                    30,000      30,000
     8.25% to 8.40% due 2022                                     35,000      35,000
   Secured Medium-Term Notes, Series B
     6.23% through 6.31% due 2003                                28,000      28,000
     6.07% and 6.10% due 2004                                    18,500      18,500
     6.51% and 6.53% due 2008                                     4,500       4,500
     6.83% and 6.90% due 2013                                    13,000      13,000
     7.19% due 2023                                              13,000      13,000
                                                               --------    --------
                                                                350,200     353,540
   Less sinking-fund requirements
    and debt maturities included
    in current liabilities                                      (60,140)       (280)
                                                               --------    --------
       Total long-term debt                                     290,060     353,260
                                                               --------    --------
 TOTAL CAPITALIZATION                                          $631,768    $675,252
                                                               ========    ========

The accompanying notes are an integral part of these financial statements.

                         WASHINGTON NATURAL GAS COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993

                              (Thousands of Dollars)
                                   (Unaudited)

                                                           1994        1993
                                                         --------    --------

 CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
   Net income                                            $ 16,142    $  9,207

   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                          9,133       7,620
     Provision for uncollectible accounts
      receivable                                              214         494
     Increase (decrease) in:
       Federal income tax - current                         6,822        (683)
       Federal income tax - deferred                        1,109       1,167
       Accounts receivable                                (14,598)    (36,886)
       Accounts payable                                       619      17,950
       Materials and supplies                               4,271       7,201
       Deferred charges                                    (2,399)     (6,032)
       Other assets and liabilities                         5,183       3,509
     Other                                                   (310)        584
                                                         --------    --------
       Total adjustments                                   10,044      (5,076)
                                                         --------    --------
       Net cash provided by operating activities           26,186       4,131
                                                         --------    --------
 CASH FLOW USED IN INVESTING ACTIVITIES:
   Utility plant additions                                (15,414)    (23,565)
                                                         --------    --------
 CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                   1,569       1,697
   Proceeds from issuance of preferred stock                    -      58,930
   Proceeds from debt financing (reductions of):
     Commercial paper                                     (11,242)    (17,211)
   Redemptions and repurchases
     Preferred stock                                            -     (23,399)
     Long-term debt                                          (140)       (140)
   Cash dividend payments
     Common                                                     -      (8,420)
     Preferred                                             (1,117)       (831)
                                                         --------    --------
       Net cash provided by (used in)
        financing activities                              (10,930)     10,626
                                                         --------    --------
 Net Decrease In Cash and Cash Equivalents                   (158)     (8,808)
 Beginning Cash and Cash Equivalents                          427       9,773
                                                         --------    --------
 Ending Cash and Cash Equivalents                        $    269    $    965
                                                         ========    ========

 Supplemental Disclosures of
 Cash Flow Information -
   Cash paid during the period for:
     Interest (net of amount capitalized)                $  4,549    $  5,262
     Income taxes                                               -       4,072


The accompanying notes are an integral part of these financial statements.




                         WASHINGTON NATURAL GAS COMPANY
                       STATEMENTS OF SHAREHOLDER'S EARNINGS
              REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                            DECEMBER 31, 1994 AND 1993
                              (Thousands of Dollars)
                                   (Unaudited)

                                                           1994        1993
                                                         --------    --------

 Balance at beginning of period                          $ 18,137    $ 48,094

   Net income                                              16,142       9,207
   Excess premium, preferred redemption                                  (798)
   Cash dividend
     Common stock                                               -      (8,420)
     Cumulative preferred stock -
            5%, Series A                                        -          (9)
            6%, Series B                                        -         (13)
        8-7/8%, Series C                                        -         (23)
        8-3/4%, Series F                                        -         (22)
        8-3/4%, Series I                                        -         (88)
         7.45%, Series II                                  (1,118)       (472)
         8.50%, Series III                                   (744)          -
                                                         --------    --------
 Balance at end of period                                $ 32,417    $ 47,456
                                                         ========    ========





                      STATEMENTS OF PREMIUM ON CAPITAL STOCK

                                                           1994        1993
                                                         --------    --------

 Balance at beginning of period                          $163,978    $161,618
   Excess of cost over par value of
    preferred stock reacquired                                  -        (331)
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Employee Stock Purchase and
     Ownership Plans                                          138         180
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Dividend Reinvestment and Stock
    Purchase Plan                                           1,093       1,209
   Common and preferred stock expense                        (129)     (1,080)
                                                         --------    --------
 Balance at end of period                                $165,080    $161,596
                                                         ========    ========



The accompanying notes are an integral part of these financial statements.




               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


 1. The consolidated financial statements include the accounts of Washington Energy Company ("the Company") and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's sub-sidiaries are Washington Natural Gas Company ("Washington Natural"); Washington Energy Services Company ("Services"); Washington Energy Gas Marketing Company ("WEGM"); WECO Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc., and its wholly-owned subsidiary; and ThermRail, Inc. Due to the merger of Washington Energy Resources Company ("Resources") with a subsidiary of Cabot Oil & Gas Corporation ("Cabot"), Houston, Texas, on May 2, 1994, the financial statements for the December 31, 1994, quarter show the earnings of Cabot in "Other income (expense)," using the equity method of accounting. The prior year reflects Resources on a basis consistent with the presentation of Cabot.

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the two three-month periods have been reflected and were of a normal recurring nature.

 2. Reference is made to the notes to the financial statements included on pages 52 through 73 in the Registrants' Form 10-K annual report for the fiscal year ended September 30, 1994. Those notes include a summary of significant accounting policies and a description of other events and transactions which should be read in connection with the accompanying condensed financial statements.

 3. Dividends on Washington Energy common stock are payable when and as declared by the Board of Directors out of funds legally available therefor. There are no formal restrictions on payment of common dividends by Washington Energy, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the First Mortgage Bond indenture of Washington Natural and the preferential dividend rights of holders of Washington Natural preferred stock. At December 31, 1994, all of the retained earnings of Washington Natural were restricted as to the payment of common dividends under terms of the most restrictive of the indentures securing Washington Natural's First Mortgage Bonds. Washington Natural is restricted from paying dividends to Washington Energy until its retained earnings increase by $8,951,000.

 4. Washington Natural had principal responsibility for the cleanup of a former manufactured gas plant site in the Tide Flats area of Tacoma, Washington, which the U.S. Environmental Protection Agency determined c o n t a ined several contaminants and required cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. As of December 31, 1994, remediation activities have been substantially completed. Based upon current cleanup cost estimates and the cost of i n surance litigation, described below, less insurance settlements totaling $7,140,000, Washington Natural's share of the cleanup cost at this site is estimated to be $33,947,000. In the 1994 fiscal year, Washington Natural recorded a current liability for the difference between the estimated total unrecovered cleanup cost and the $27,998,000 of expenditures incurred through the end of the fiscal year, and also recorded a corresponding receivable in the amount of $33,947,000 for the probable insurance recovery based upon the litigation described below.





                                    PAGE 19
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (contd.)

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

     The judgment provides for limitation of some of the insurers' liability based on the presence in their policies of "owned property" or alienated premises clauses. However, Washington Natural does not expect this limitation to affect its ability to collect all of its remediation costs. The final judgment further awards Washington Natural prejudgment interest and declares that Washington Natural is entitled to collect its reasonable attorney fees and costs incurred in obtaining coverage of its remediation costs. The defendants have appealed the judgment to the Washington State Court of Appeals.

     In the 1994 fiscal year, Washington Natural also accrued $2,231,000 for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites, one of which is located in Everett, Washington. The Everett site is the subject of a remedial investigation and feasibility study that is scheduled for completion in June 1995. Washington Natural cannot reasonably estimate the extent or range of future remediation costs, if any, at the Everett site until more information is known from the remedial investigation and feasibility study.

     Based on all known facts and analyses, Washington Natural believes it is n o t likely that the identified environmental liabilities, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position or operating results and cash flow trends.

 5. A class-action lawsuit was filed against Washington Energy and two of its officers in the United States District Court, Western District of Washington, in February, 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May, 1994, Washington Energy filed a Motion to Dismiss. Discovery in the case was stayed pending resolution of this motion and on July 25, 1994, the District Court issued its Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. Plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit; however, in management s opinion, the appeal is unlikely to succeed.

 6. The State of Montana's Department of State Lands on December 29, 1994, denied the renewal of the surface mining permit related to the coal holdings of the MONTCO partnership, a partnership in which the Company has a material interest. The permit denial is being contested by MONTCO. The denial of the renewal of the surface mining permit is not expected to have a material impact on the Company's plans or its ability to realize its investment in the mineral rights.

 7. Anti-Trust Lawsuit - On September 6, 1994, Cost Management Services, Inc. ( Cost Management ), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in U.S. District Court, Western District of Washington. Cost Management alleges that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleges Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management s relationships with its customers. Cost Management seeks injunctive relief and damages in an unspecified amount. Washington Natural has denied the allegations and is vigorously defending this matter. A Motion to Dismiss the lawsuit has been filed by Washington Natural. Neither the outcome of nor the financial exposure from this lawsuit can be predicted at this time in the absence of pre-trial discovery.

 8. Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company (the Company) reported income from continuing opera-tions of $13.3 million for the quarter ended December 31, 1994, up $4.9 mil-lion from the same quarter a year ago. Earnings per share on common stock of $.56 for the first quarter of 1995 were up from $.33 a year ago. Net income of the principal subsidiary, Washington Natural Gas Company (Washington Natural), was $16.1 million for the quarter, up $6.9 million from the same period last year.

The increase in income from continuing operations was due to several factors. Utility gross margin was up $11.3 million for the quarter. A rate increase implemented last June generated approximately $6 million of that improvement. The balance reflects 3 percent colder weather and 5 percent customer growth, which increased gas sales volumes. Utility operating and maintenance costs were down 11 percent, primarily as a result of a previously announced restructuring and work-force reduction.

A premium of $673,000, paid during the December 1993 quarter for the early redemption of higher-dividend preferred stock, did not affect earnings but decreased income available to common shareholders in computing earnings per share.

Operating Revenues

The Company's operating revenues of $156.2 million for the quarter ended December 31, 1994, were up $9.8 million compared with the same period a year ago.

Regulated utility sales of $149.7 million were up $17.8 million or 13% from the same period last year, due primarily to higher gas prices that resulted from increased purchased gas costs which were passed through to customers. Purchased gas adjustments do not impact net income. Gas sales volumes were up 11% from the same period a year ago. The utility served 21,640, or 5%, more customers than a year ago. Temperatures during the period were 3% colder than normal.

Washington Energy Services Company, a subsidiary that began operation on October 1, 1993, and sells energy and security products for the home, recorded merchandise and other revenues of $6.5 million for the quarter, compared to $14.5 million for the same period a year ago. The elimination of joint marketing and the reorganization of the merchandise functions have negatively impacted Service s ability the attract new merchandise customers.

Operating Expenses

The Company's operating expenses of $132.0 million, including federal income tax, were up $3.2 million from the three months ended December 31, 1993. The increase in operating expenses was due primarily to the increase in the volume of gas purchased, increases in natural gas prices (which were passed through to customers), depreciation, and revenue based general taxes.

LIQUIDITY AND CAPITAL RESOURCES


The bulk ($15.4 million) of the Company s gross capital expenditures (15.7 million) was for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to insure the reliability and safety of the system. Capital expenditures normally are funded with a combination of cash flow from operations after dividend payments and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management s evaluation of need, financial market conditions and other factors.

The Company has several short-term financing arrangements available currently: a $150 million commercial paper program backed by a committed revolving credit agreement, of which $28 million was unused at December 31, 1994; uncommitted bank and other credit arrangements totaling $25 million, of which $25 million was available at year end; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $24 million was unused at year end. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell.

On September 15, 1994, Washington Natural sold 1,200,000 shares of 8.50% cumulative preferred stock, $25 par value, to the public for net proceeds of $29,105,000. The new preferred stock is redeemable on or after September 1, 1999, at par value and has no sinking-fund requirements.

In November 1993, Washington Natural sold 2,400,000 shares of 7.45% cumulative preferred stock, $25 par value, to the public following the early redemption of all its other preferred stock series. The sale netted proceeds to
Washington Natural of $58,930,000. The preferred stock is redeemable on or after November 1, 2003, at par value and has no sinking-fund requirements.

ENVIRONMENTAL MATTERS

In management s opinion, based on all know facts and analyses, it is not likely that environmental liabilities identified to date, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural s financial position or operating results and cash flow trends. (See Note 4 of the Notes to Financial Statements.)

FUTURE OUTLOOK

Washington Natural s annual customer growth has averaged 6% over the last five years, which is well above the national average among natural gas utilities. Customer growth is expected to be down slightly in 1995, at 4% to 5% or approximately 18,000 to 22,000 new customers.

Washington Natural expects to file a general rate case in March 1995 to address all of the costs of operating the utility. In addition to updating operating costs and rate base to reflect recent growth, the utility also will request an increase in its allowed rate of return in light of the recent increases in its cost of capital. The WUTC would have until February 1996 to act on such a filing.

Washington Natural has filed a proposal to redesign its rates to better reflect the cost of serving various classes of customers. Washington Natural filed proposed tariffs with the WUTC in June 1994 that, if approved, would reduce transportation rates and industrial rates and make Washington Natural economically indifferent when customers choose between transportation and sales service. The request also proposes to raise residential rates and firm commercial and industrial rates. The effect of these changes, if approved, would be to increase the margin on gas sales to residential and commercial markets (where the majority of Washington Natural s growth occurs), decrease the margin on transportation and larger volume industrial sales, and still maintain the competitive advantage of gas versus alternative energy services. The WUTC has until May 1995 to act on this filing.

COMMON DIVIDEND

The Company paid a dividend of 25 cents in each of the quarters ended December 31, 1994 and 1993.

PART II - OTHER INFORMATION

Item 5.  Other Information - Washington Natural Gas

         The ratios of earnings to fixed charges for the twelve months ended December 31, 1994 and 1993 were .88 and 1.86, respectively.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None

         (b)   Reports on Form 8-K.

               A report on Form 8-K was filed by Washington Energy and Washington Natural on November 8, 1994, regarding the Company's operating results for the quarter and year ended September 30, 1994.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WASHINGTON ENERGY COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer



                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Principal Financial Officer











February 14, 1995