Form 10-Q
period 1995-03-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1995-05-15
CIK 225998, 104880

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the three and six month periods ended March 31, 1995, or

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
                                                                Outstanding
        Registrant                   Title of Stock            March 31, 1995
- ------------------------------       --------------            --------------
Washington Energy Company             $5 par value               23,937,774

Washington Natural Gas Company        $5 par value               10,896,165

                                 INTRODUCTION


Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washington Natural") is engaged in the retail distribution of natural gas. The Company, through other subsidiaries, is also engaged in the business of selling gas appliances, energy efficiency and security products for the home; holds an equity position in a publicly traded oil and gas exploration and production company; and holds certain coal-related investments and gas brokerage and marketing. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

                    INCORPORATED DOCUMENTS TO BE FURNISHED

Certain documents or parts thereof have been incorporated herein by reference, as permitted by rules of the Securities and Exchange Commission. The Company will provide you, upon your written request, with a copy of any and all information that has been incorporated by reference herein. Any such request for copies should be directed to the Company's Treasury Department, P.O. Box 1869, Seattle, Washington 98111 (Telephone: (206) 622-6767).

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

              Consolidated Statements of Income -
               Three and Six Months Ended March 31, 1995
               and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                          5

              Consolidated Condensed Balance Sheets -
               March 31, 1995, September 30, 1994
               and March 31, 1994 . . . . . . . . . . . . . . . . . . . .
                                                                          7

              Consolidated Condensed Statements of
               Capitalization - March 31, 1995 and 1994 . . . . . . . . .
                                                                          9

              Consolidated Condensed Statements of
               Cash Flows - Three and Six Months Ended
               March 31, 1995 and 1994  . . . . . . . . . . . . . . . .
                                                                         11

                                                                         Page

              Consolidated Statements of Common Shareholders'
               Earnings (Deficit) Reinvested in the Business
               and Premium on Common Stock - Three and Six
               Months Ended March 31, 1995 and 1994 . . . . . . . . . .
                                                                         13

           Condensed Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1994
            Balance Sheet, which have been audited.)

              Statements of Income -
               Three and Six Months Ended March 31,
               1995 and 1994  . . . . . . . . . . . . . . . . . . . . .
                                                                         14
              Condensed Balance Sheets -
               March 31, 1995, September 30, 1994
               and March 31, 1994 . . . . . . . . . . . . . . . . . . .
                                                                         15

              Condensed Statements of Capitalization -
               March 31, 1995 and 1994  . . . . . . . . . . . . . . . .
                                                                         17

              Condensed Statements of Cash Flows -
               Three and Six Months Ended March 31,
               1995 and 1994  . . . . . . . . . . . . . . . . . . . . .
                                                                         19

              Statements of Common Shareholder's Earnings
               Reinvested in the Business and Premium
               on Common Stock - Three and Six Months
               Ended March 31, 1995 and 1994  . . . . . . . . . . . . .
                                                                         21


           Notes to Condensed Financial Statements
           (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . .
                                                                         22


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . .
                                                                         32


Part II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .
                                                                         40

Item 4.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 40
Item 5.    Ratio of Earnings to Fixed Charges . . . . . . . . . . . . .
                                                                         40

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .
                                                                         40

Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                         42

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




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                      Three Months Ended    Six Months Ended
                                          March 31,            March 31,
                                        1995       1994      1995       1994
                                      --------   --------  --------   --------
 OPERATING REVENUES:
   Regulated utility sales            $149,763   $141,821  $299,510   $273,791
   Merchandise, conservation
    products and other                   7,756      9,349    14,254     23,821
                                      --------   --------  --------   --------
       Total operating revenues        157,519    151,170   313,764    297,612
                                      --------   --------  --------   --------
 OPERATING EXPENSES:
   Purchases of gas                     81,878     82,491   163,702    157,812
   Operating and maintenance            24,633     28,179    46,578     59,451
   Depreciation, depletion and
    amortization                         8,077      7,644    16,958     15,288
   General taxes                        14,118     13,889    26,232     23,849
   Federal income taxes                  6,393      2,467    13,644      7,100
                                      --------   --------  --------   --------
       Total operating expenses        135,099    134,670   267,114    263,500
                                      --------   --------  --------   --------
 OPERATING INCOME                       22,420     16,500    46,650     34,112

 OTHER INCOME (EXPENSE):
   Preferred dividend requirement -
    Washington Natural Gas Company      (1,755)    (1,118)   (3,616)    (1,735)
   Other, net                             (156)       763        53        773
                                      --------   --------  --------   --------
       Gross income                     20,509     16,145    43,087     33,150

 INTEREST CHARGES                        9,281      8,699    18,604     17,347
                                      --------   --------  --------   --------
 INCOME FROM CONTINUING OPERATIONS      11,228      7,446    24,483     15,803




                                  (Continued)

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                      Three Months Ended    Six Months Ended
                                          March 31,            March 31,
                                        1995       1994      1995       1994
                                      --------   --------  --------   --------
 DISCONTINUED OPERATIONS:
   Loss from operations, net of
    income tax                               -          -         -         47
                                       -------    -------   -------    -------
 NET INCOME                             11,228      7,446    24,483     15,756

 DIVIDENDS ON PREFERRED STOCK                -          -         -          9
 EXCESS PREMIUM - PREFERRED
  REDEMPTION                                 -          -         -        673
                                      --------    -------  --------   --------
 EARNINGS ON COMMON STOCK             $ 11,228    $ 7,446  $ 24,483   $ 15,074
                                      ========    =======  ========   ========
 EARNINGS PER COMMON SHARE:
   From continuing operations             $.47       $.32     $1.03       $.64
   From discontinued operations
                                       -------    -------   -------    -------
 Earnings Per Common Share                $.47       $.32     $1.03       $.64
                                       =======    =======   =======    =======
   Average common shares
    outstanding                         23,859     23,443    23,797     23,387
   Dividends paid per common
    share outstanding                     $0.25      $0.25     $0.50      $0.50



The accompanying notes are an integral part of these consolidated financial statements.




                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
      CONSOLIDATED CONDENSED BALANCE SHEETS - MARCH 31, 1995 (Unaudited),
               SEPTEMBER 30, 1994 AND MARCH 31, 1994 (Unaudited)
                            (Thousands of Dollars)


                                    ASSETS

                                                March      September     March
                                              31, 1995     30, 1994    31, 1994
                                              ---------   ----------   ---------
 PROPERTY, PLANT AND EQUIPMENT:
   Utility plant, at original cost            $1,010,310  $  977,406  $  947,710
   Coal and other                                 55,428      54,398      53,850
   Accumulated provision
    for depreciation,
    depletion and amortization                  (264,438)   (249,239)   (242,699)
                                              ----------  ----------  ----------
       Net property, plant and equipment         801,300     782,565     758,861
                                              ----------  ----------  ----------
 INVESTMENT IN UNCONSOLIDATED
  AFFILIATES                                      96,561      98,139     138,659
                                              ----------  ----------  ----------

 CURRENT ASSETS:
   Cash and cash equivalents                       6,864       5,387       5,470
   Receivables, net                               22,419      43,035      56,176
   Materials and supplies, at average cost        18,070      28,069      14,187
                                              ----------  ----------  ----------
       Total current assets                       47,353      76,491      75,833
                                              ----------  ----------  ----------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivables            37,624      33,947      31,930
   Utility tax asset                              18,810      18,810      18,767
   Deferred charges and other                     25,459      20,542      22,306
                                              ----------  ----------  ----------
       Total other assets and deferred
        charges                                   81,893      73,299      73,003
                                              ----------  ----------  ----------
       Total assets                           $1,027,107  $1,030,494  $1,046,356
                                              ==========  ==========  ==========



The accompanying notes are an integral part of these consolidated balance sheets.




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (continued)
               MARCH 31, 1995 (Unaudited), SEPTEMBER 30, 1994 AND
                           MARCH 31, 1994 (Unaudited)
                             (Thousands of Dollars)


                        CAPITALIZATION AND LIABILITIES

                                                 March   September    March
                                               31, 1995  30, 1994   31, 1994
                                               --------  ---------  ---------
 CAPITALIZATION (see statements):
   Common shareholders' interest               $ 272,129 $ 256,800  $ 328,006
   Redeemable preferred stock                     90,000    90,000     60,000
   Long-term debt                                290,060   290,200    333,260
                                              ---------- --------- ----------
       Total capitalization                      652,189   637,000    721,266
                                              ---------- --------- ----------

 CURRENT LIABILITIES:
   Notes payable and commercial paper             98,250   125,182    126,642
   Current sinking fund requirements
    and debt maturities                           40,140    60,140     20,280
   Accounts payable                               51,347    34,326     28,410
   Other current liabilities                      34,958    26,062     20,792
   Accrued general taxes                          16,571    12,044     13,961
   Environmental remediation liabilities           5,671     6,199     12,174
                                              ---------- --------- ----------
       Total current liabilities                 246,937   263,953    222,259
                                              ---------- --------- ----------

 DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes              74,106    72,518     66,854
   Other utility tax liabilities                  12,560    12,560     13,139
   Unamortized investment tax credits              9,742    10,132     10,517
   Contributions in aid of construction           13,423    12,298     11,317
   Contingency reserves and other                 18,150    22,033      1,004
                                              ---------- --------- ----------
       Total deferred credits and
        other liabilities                        127,981   129,541    102,831
                                              ---------- --------- ----------
       Total capitalization and liabilities   $1,027,107$1,030,494 $1,046,356
                                              ========== ========= ==========


The accompanying notes are an integral part of these consolidated balance sheets.




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                            MARCH 31, 1995 AND 1994
                             (Thousands of Dollars)
                                  (Unaudited)
                                                              1995      1994
                                                            --------  --------
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;                               $119,689  $117,561
   authorized 50,000,000 shares,
   outstanding 23,937,774 and
   23,512,116 shares
  Premium on common stock                                    201,185   198,600
  Shareholders' earnings (deficit)
   reinvested in the business                                (48,745)   11,845
                                                            --------  --------
      Total common shareholders'
       interest                                              272,129   328,006
                                           Shares           --------  --------
                                        Outstanding at
                                          March 31,
                                     -------------------
                                       1995       1994
REDEEMABLE PREFERRED STOCK:          --------    -------
  Washington Energy Company
    Cumulative; authorized
     200,000 shares of $100 par
     value and 800,000 shares
     of $25 par value                      -         -          -          -
  Washington Natural
    Cumulative; authorized
     1,000,000 shares of $100 par
     value and 4,000,000 shares
     of $25 par value:
       7.45%, Series II,                 2,400      2,400     60,000    60,000
              $25 par value
       8.50%, Series III,                1,200          -     30,000         -
              $25 par value

                                                            --------  --------
      Total preferred stock                                   90,000    60,000
                                                            --------  --------




                                    (Continued)

                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                              MARCH 31, 1995 AND 1994
                               (Thousands of Dollars)
                                    (Unaudited)



                                                             1995      1994
                                                           --------  --------
 LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                         40,000    40,000
     8-7/8%  due 1996                                              -     3,200
     8.80%   due 1996                                         25,000    25,000
     8-1/8%  due 1997                                          3,200     3,340
     10-1/4% due 1997                                         30,000    30,000
     9.60%   due 2000                                         25,000    25,000
     9.57%   due 2020                                         25,000    25,000
     Secured Medium-Term Notes, Series A
       5.55% and 5.67% due 1995                                    -    20,000
       8.25% due 1998                                         11,000    11,000
       7.08% due 1999                                         10,000    10,000
       8.51% through 8.55% due 2001                           19,000    19,000
       7.53% and 7.91% due 2002                               30,000    30,000
       8.25% through 8.40% due 2022                           35,000    35,000
     Secured Medium-Term Notes, Series B
       6.23% through 6.31% due 2003                           28,000    28,000
       6.07% and 6.10% due 2004                               18,500    18,500
       6.51% and 6.53% due 2008                                4,500     4,500
       6.83% and 6.90% due 2013                               13,000    13,000
       7.19% due 2023                                         13,000    13,000
                                                            --------  --------
                                                             330,200   353,540
   Less sinking-fund requirements
    and debt maturities included in
    current liabilities                                      (40,140)  (20,280)
                                                            --------  --------
       Total long-term debt                                  290,060   333,260
                                                            --------  --------
 TOTAL CAPITALIZATION                                       $652,189  $721,266
                                                            ========  ========


The accompanying notes are an integral part of these consolidated balance sheets.




                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
               THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                               (Thousands of Dollars)
                                    (Unaudited)


                                              Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                             --------------------  -----------------
                                                1995       1994      1995      1994
                                             ---------- ---------  -------   --------
 CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
   Income from continuing operations         $  11,228  $   7,446 $  24,483 $  15,803
   Adjustments to reconcile income
    from continuing operations to net
    cash provided by operating activities:
     Depreciation, depletion and                 8,257     7,780    17,305    15,541
      amortization
     Provision for uncollectible accounts
      receivable                                   192       481       361       848
     Equity in undistributed losses
        of unconsolidated affiliate              1,172         -     1,578         -
     Increase (decrease) in:
       Federal income tax - current              5,140    (5,700)   16,397     2,737
       Federal income tax - deferred               665    (1,549)    1,197      (765)
       Accounts receivable                      29,668    30,108    14,131    (3,173)
       Accounts payable                         16,759   (31,677)   17,111   (15,933)
       Materials and supplies                    5,812    18,546     9,999    25,706
       Deferred charges                         (6,865)  (16,544)   (8,702)  (29,163)
       Other assets and liabilities             (2,861)   12,568    (4,231)   15,815
     Other                                        (610)    3,611     3,336     7,022
                                              --------  --------  --------  --------
       Total adjustments                        57,329    17,624    68,482    18,635
                                              --------  --------  --------  --------
       Net cash provided by operating
        activities                              68,557    25,070    92,965    34,438
                                              --------  --------  --------  --------
 CASH FLOW USED IN INVESTING ACTIVITIES:
   Utility plant additions                     (18,818)  (19,982)  (34,232)  (44,486)
   Proceeds from disposition
   Coal and other property expenditures           (708)     (734)   (1,030)   (1,799)
                                              --------  --------  --------  --------
       Net cash used in investing              (19,526)  (20,716)  (35,262)  (46,285)
        activities
                                              --------  --------  --------  --------



                                        PAGE 12
                                      (Continued)

                       WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
                 THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (Thousands of Dollars)
                                      (Unaudited)


                                              Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                             -------------------   -----------------
                                                1995       1994      1995      1994
                                             ---------   --------  --------  --------
 CASH FLOW FROM (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of common stock        1,294     1,473     2,734     1,686
   Proceeds from issuance of (reduction of)          -      (135)        -    58,795
    preferred stock
   Proceeds from issuance of (reduction
    of):
     Commercial paper, net                      16,734     3,004   (26,932)  (18,856)
     Bank loans, net                           (40,000)        -         -         -
   Redemptions and repurchases:
     Preferred stock                                 -         -         -   (23,221)
     Long-term debt                            (20,000)        -   (20,140)     (140)
   Cash dividend payments:
     Common                                     (5,959)   (5,855)  (11,888)  (11,685)
     Preferred                                       -         -         -        (9)
                                              --------  --------  --------  --------
       Net cash provided by (used in)
        financing activities                   (47,931)   (1,513)  (56,226)    6,570
                                              --------  --------  --------  --------

 Net cash provided by (used in)
  continuing operations                          1,100     2,841     1,477    (5,277)
 Net cash used in discontinued operations                   (518)               (846)
  (primarily operating activities)                   -                   -
                                              --------  --------  --------  --------
 Net increase (decrease) in cash and
  cash equivalents                               1,100     2,323     1,477    (6,123)
   Beginning cash and cash equivalents           5,764     3,147     5,387    11,593
                                              --------  --------  --------  --------
   Ending cash and cash equivalents              6,864     5,470     6,864     5,470
                                              ========  ========  ========  ========
 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest (net of amount capitalized)     $ 12,373  $ 11,021  $ 18,804  $ 17,290
     Income taxes                                  350     7,530       350     2,817



  The accompanying notes are an integral part of these consolidated financial statements.




                    WASHINGTON ENERGY COMPANY AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EARNINGS (DEFICIT)
             REINVESTED IN THE BUSINESS AND PREMIUM ON COMMON STOCK
                       FOR THE THREE AND SIX MONTHS ENDED
                  MARCH 31, 1995 AND 1994 (Thousands of Dollars)
                                   (Unaudited)


                                           Three Months Ended    Six Months Ended
                                                March 31,            March 31,
                                          --------------------  -------------------
                                             1995      1994       1995      1994
                                          ---------  --------   --------  --------

 Balance at beginning of period            $(59,972) $  4,399   $(61,339) $  8,457
   Net income                                11,228     7,446     24,483    15,756
   Excess premium - preferred redemption          -         -          -      (673)
   Cash dividends on capital stock:
     Common stock                                 -         -    (11,889)  (11,686)
     Preferred stock:
       5%, Series A                               -         -          -        (3)
       6%, Series B                               -         -          -        (1)
       8-7/8%, Series C                           -         -          -        (5)
                                           --------  --------   --------  --------
 Balance at end of period                  $(48,745) $ 11,845   $(48,745) $ 11,845
                                           ========  ========   ========  ========



               CONSOLIDATED STATEMENTS OF PREMIUM ON CAPITAL STOCK


 Balance at beginning of period            $200,380  $197,734   $199,571  $197,917
   Excess of cost over par value
    of preferred stock reacquired                 -         -          -      (492)
   Excess of purchase price over par
    value of shares of common stock
    issued under the employee stock
    purchase and option plans                     -         -        114       335
   Excess of purchase price over par
    value of shares of common stock
    issued under the Dividend Rein-
    vestment and Stock Purchase Plan            846     1,014      1,670     2,084
   Common and preferred stock expense           (41)     (148)      (170)   (1,244)
                                           --------  --------   --------  --------
 Balance at end of period                  $201,185  $198,600   $201,185  $198,600
                                           ========  ========   ========  ========


The accompanying notes are an integral part of these consolidated balance sheets.




                         WASHINGTON NATURAL GAS COMPANY
                             STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 1995 AND 1994
                             (Thousands of Dollars)
                                   (Unaudited)


                                               Three Months Ended   Six Months Ended
                                                   March 31,           March 31,
                                                 1995      1994      1995      1994
                                               --------  --------  --------  --------
 OPERATING REVENUES:
   Regulated utility sales                     $149,763 $141,821  $299,510  $273,791
                                               -------- --------  --------  --------
       Total operating revenues                 149,763  141,821   299,510   273,791
                                               -------- --------  --------  --------
 OPERATING EXPENSES:
   Purchases of gas                              81,878   82,491   163,702   157,812
   Utility operations and maintenance            15,295   17,280    30,309    34,841
   Other operations                                 335      577       374     1,009
   Depreciation                                   8,077    7,644    16,958    15,288
   General taxes                                 14,062   13,386    26,101    23,068
   Federal income taxes                           7,430    4,350    15,527     8,793
                                               -------- --------  --------  --------
       Total operating expenses                 127,077  125,728   252,971   240,811
                                               -------- --------  --------  --------
 OPERATING INCOME                                22,686   16,093    46,539    32,980

 OTHER INCOME (EXPENSE), NET                       (785)     355      (853)      385
                                               -------- --------  --------  --------
       Gross income                              21,901   16,448    45,686    33,365

 INTEREST CHARGES                                 7,539    7,277    15,182    14,987
                                               -------- --------  --------  --------
 NET INCOME                                      14,362    9,171    30,504    18,378
 DIVIDENDS ON PREFERRED STOCK                     1,755    1,118     3,616     1,744
                                               -------- --------  --------  --------
 EARNINGS ON COMMON STOCK                      $ 12,607 $  8,053  $ 26,888  $ 16,634
                                               ======== ========  ========  ========



   The accompanying notes are an integral part of these financial statements.




                         WASHINGTON NATURAL GAS COMPANY
             CONDENSED BALANCE SHEETS - MARCH 31, 1995, (UNAUDITED)
                SEPTEMBER 30, 1994 AND MARCH 31, 1994 (UNAUDITED)
                             (Thousands of Dollars)
                                   (Unaudited)


                                     ASSETS

                                                  March     September    March
                                                 31, 1995   30, 1994   31, 1994
                                                ---------   ---------  ---------

 UTILITY PLANT, at original cost                $1,010,310  $977,406   $947,710
   Accumulated provision for depreciation         (254,559) (239,520)  (232,805)
                                                ----------  --------   --------
       Net utility plant                           755,751   737,886    714,905
                                                ----------  --------   --------
 RECEIVABLES FROM AFFILIATED COMPANIES              16,825     2,020      3,143
                                                ----------  --------   --------

 CURRENT ASSETS:
   Cash and cash equivalents                         2,813       427      4,971
   Receivables, net                                 26,031    53,386     49,001
   Materials and supplies, at average cost          15,692    25,360     13,953
                                                ----------  --------   --------
       Total current assets                         44,536    79,173     67,925
                                                ----------  --------   --------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivables              37,624    33,947     31,930
   Utility tax asset                                18,810    18,810     18,767
   Deferred charges and other                       15,100    13,180     12,291
                                                ----------  --------   --------
       Total other assets and deferred charges      71,534    65,937     62,988
                                                ----------  --------   --------
       Total assets                             $  888,646  $885,016   $848,961
                                                ==========  ========   ========



      The accompanying notes are an integral part of these balance sheets.




                                   (Continued)

                         WASHINGTON NATURAL GAS COMPANY
             CONDENSED BALANCE SHEETS - MARCH 31, 1995 (Unaudited),
                SEPTEMBER 30, 1994 AND MARCH 31, 1994 (Unaudited)
                             (Thousands of Dollars)


                         CAPITALIZATION AND LIABILITIES

                                                  March     September    March
                                                 31, 1995   30, 1994   31, 1994
                                                 --------   --------   --------

 CAPITALIZATION (see statements):
   Common shareholder's interest                $  265,609  $235,988   $267,125
   Redeemable preferred stock                       90,000    90,000     60,000
   Long-term debt                                  290,060   290,200    333,260
                                               -----------  --------   --------
       Total capitalization                        645,669   616,188    660,385
                                               -----------  --------   --------

 CURRENT LIABILITIES:
   Current sinking fund requirements
    and debt maturities                             40,140    60,140     20,280
   Accounts payable                                 50,536    30,914     27,816
   Other current liabilities                        16,776    20,574     12,801
   Accrued general taxes                            16,377    11,869     13,762
   Environmental remediation liabilities             5,671     6,199     12,174
                                                ----------  --------   --------
       Total current liabilities                   129,500   129,696     86,833
                                                ----------  --------   --------

 PAYABLES TO AFFILIATED COMPANIES                   10,773    39,828      1,719
                                                ----------  --------   --------

 DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes                66,979    64,314     65,051
   Other utility tax liabilities                    12,560    12,560     13,139
   Unamortized investment tax credits                9,742    10,132     10,517
   Contributions in aid of construction             13,423    12,298     11,317
                                                ----------  --------   --------
       Total deferred credits and
        other liabilities                          102,704    99,304    100,024
                                                ----------  --------   --------
       Total capitalization and liabilities     $  888,646  $885,016   $848,961
                                                ==========  ========   ========



      The accompanying notes are an integral part of these balance sheets.




                         WASHINGTON NATURAL GAS COMPANY
                     CONDENSED STATEMENTS OF CAPITALIZATION
                             MARCH 31, 1995 AND 1994
                             (Thousands of Dollars)
                                   (Unaudited)



                                                                1995        1994
                                                              --------    --------

 COMMON SHAREHOLDER'S INTEREST:
   Common stock, $5 par value;                                $ 54,481    $ 53,253
    authorized 25,000,000 shares,
    outstanding 10,896,165 and
    10,650,571 shares
   Premium on common stock                                     166,104     162,619
   Shareholder's earnings reinvested
    in the business                                             45,024      51,253
                                                              --------    --------
       Total common shareholder's
        interest                                               265,609     267,125
                                                              --------    --------
                                              Shares
                                          Outstanding at
 REDEEMABLE PREFERRED STOCK:                 March 31,
   Cumulative; authorized                 (in thousands)
    1,000,000 shares of $100 par        --------------------
    value and 4,000,000 shares             1995       1994
    of $25 par value:                    ========  =========
      7.45%,  Series II,
              $25 par value                 2,400      2,400    60,000      60,000
      8.50%,  Series III,
              $25 par value                 1,200          -    30,000           -
                                                              --------    --------
       Total preferred stock                                    90,000      60,000
                                                              --------    --------




                                       (Continued)

                              WASHINGTON NATURAL GAS COMPANY
                          CONDENSED STATEMENTS OF CAPITALIZATION
                                 MARCH 31, 1995 AND 1994
                                  (Thousands of Dollars)
                                       (Unaudited)


                                                                1995        1994
                                                              --------    --------

 LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                         $ 40,000    $ 40,000
     8-7/8%  due 1996                                                -       3,200
     8.80%   due 1996                                           25,000      25,000
     8-1/8%  due 1997                                            3,200       3,340
     10-1/4% due 1997                                           30,000      30,000
     9.60%   due 2000                                           25,000      25,000
     9.57%   due 2020                                           25,000      25,000
     Secured Medium-Term Notes, Series A
       5.55% and 5.67% due 1995                                      -      20,000
       8.25% due 1998                                           11,000      11,000
       7.08% due 1999                                           10,000      10,000
       8.51% to 8.55% due 2001                                  19,000      19,000
       7.53% and 7.91% due 2002                                 30,000      30,000
       8.25% to 8.40% due 2022                                  35,000      35,000
     Secured Medium-Term Notes, Series B
       6.23% through 6.31% due 2003                             28,000      28,000
       6.07% and 6.10% due 2004                                 18,500      18,500
       6.51% and 6.53% due 2008                                  4,500       4,500
       6.83% and 6.90% due 2013                                 13,000      13,000
       7.19% due 2023                                           13,000      13,000
                                                              --------    --------
                                                               330,200     353,540
   Less sinking-fund requirements and
    debt maturities included in current
    liabilities                                                (40,140)    (20,280)
                                                              --------    --------
       Total long-term debt                                    290,060     333,260
                                                              --------    --------
 TOTAL CAPITALIZATION                                         $645,669    $660,385
                                                              ========    ========



The accompanying notes are an integral part of these balance sheets.



                          WASHINGTON NATURAL GAS COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE AND SIX MONTHS
                          ENDED MARCH 31, 1995 AND 1994
                              (Thousands of Dollars)
                                   (Unaudited)


                                             Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                               1995      1994       1995      1994

                                             --------  --------   --------  --------

 CASH FLOW PROVIDED BY OPERATING ACTIVITIES:
   Net income                                $ 14,362  $  9,171   $ 30,504  $ 18,378
                                             --------  --------   --------  --------
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization              8,164     7,749     17,145    15,482
     Provision for uncollectible
      accounts receivable                         352       472        667       830
     Increase (decrease) in:
       Federal income tax - current             6,078     3,265     12,900     2,584
       Federal income tax - deferred            1,165     1,008      2,274     2,175
       Accounts receivable                     13,683    37,825     (1,017)       83
       Accounts payable                        33,473   (19,442)    34,092      (502)
       Materials and supplies                   5,397    18,452      9,668    25,653
       Deferred charges                        (3,358)  (16,144)    (5,704)  (21,553)
       Other assets and liabilities            (4,617)   10,648     (2,680)   13,329
     Other                                      1,267     3,600      4,433     5,545
                                             --------  --------   --------  --------
       Total adjustments                       61,604    47,433     71,778    43,626
                                             --------  --------   --------  --------
       Net cash provided by operating
        activities                             75,966    56,604    102,282    62,004
                                             --------  --------   --------  --------
 CASH FLOW USED IN INVESTING ACTIVITIES:
   Utility plant additions                    (18,818)  (19,982)   (34,232)  (44,485)
                                             --------  --------   --------  --------




                                     (Continued)

                           WASHINGTON NATURAL GAS COMPANY
                         CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE THREE AND SIX MONTHS
                            ENDED MARCH 31, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                             Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                               1995       1994      1995      1994

                                             --------   --------  --------  --------
 CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Proceeds from issuance of common stock       1,294      1,471     2,734   $ 2,837
   Proceeds from issuance of (reduction of)
    preferred stock                                 -       (135)        -    58,795
   Repayments of commercial paper, net
     Commercial paper                         (32,282)   (29,223)  (43,525)  (46,434)
   Redemptions and repurchases:
     Preferred stock                                -          -         -   (23,399)
     Long-term debt                           (20,000)         -   (20,140)     (140)
   Cash dividend payments:
     Common                                         -     (4,257)        -   (12,677)
     Preferred                                 (3,616)      (472)   (4,734)   (1,303)
                                             --------   --------  --------  --------
       Net cash provided by (used in)
        financing activities                  (54,604)   (32,616)  (65,665)  (22,321)
                                             --------   --------  --------  --------

 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              2,544      4,006      2385    (4,802)
 BEGINNING CASH AND CASH EQUIVALENTS              269        965       427     9,773
                                             --------   --------  --------  --------
 ENDING CASH AND CASH EQUIVALENTS             $ 2,813   $  4,971   $ 2,812  $  4,971
                                             ========   ========  ========  ========

 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid (received) during the period for:
     Interest (net of amount capitalized)    $ 10,874   $  9,320  $ 15,423  $ 14,582
     Income taxes                                 350          -       350     4,071



The accompanying notes are an integral part of these financial statements.




                            WASHINGTON NATURAL GAS CO
                   STATEMENTS OF COMMON SHAREHOLDER'S EARNINGS
              REINVESTED IN THE BUSINESS AND PREMIUM ON COMMON STOCK
                        FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 1995 AND 1994
                              (Thousands of Dollars)
                                   (Unaudited)



                                          Three Months Ended    Six Months Ended
                                               March 31,            March 31,
                                            1995      1994       1995      1994
                                          --------  --------   --------  --------
 Balance at beginning of period            $32,417   $47,456    $18,137   $48,094

   Net income                               14,362     9,171     30,504    18,378
   Excess premium -
    preferred redemption                         -         -          -      (798)
   Cash dividends declared:
     Common stock                                -    (4,256)         -   (12,677)
     Cumulative preferred stock -
            5%, Series A                         -         -          -        (9)
            6%, Series B                         -         -          -       (13)
        8-7/8%, Series C                         -         -          -       (23)
        8-3/4%, Series F                         -         -          -       (22)
        8-3/4%, Series I                         -         -          -       (88)
         7.45%, Series II                   (1,118)   (1,118)    (2,236)   (1,589)
         8.50%, Series III                    (637)        -     (1,381)        -
                                           -------   -------    -------   -------
 Balance at end of period                  $45,024   $51,253    $45,024   $51,253
                                           =======   =======    =======   =======


                      STATEMENTS OF PREMIUM ON COMMON STOCK

 Balance at beginning of period           $165,080  $161,596   $163,978  $161,618
   Excess of cost over par value of
    preferred stock reacquired                   -         -          -      (331)
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Employee Stock Purchase Plan                 -         -        137       180
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Dividend Reinvestment and Stock
    Purchase Plan                            1,065     1,172      2,159     2,381
   Common and preferred stock expense          (41)     (149)      (170)   (1,229)
                                          --------  --------   --------  --------
 Balance at end of period                 $166,104  $162,619   $166,104  $162,619
                                          ========  ========   ========  ========

The accompanying notes are an integral part of these balance sheets.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


 1.  The consolidated financial statements include the accounts of Washington

     Energy Company ("the Company") and its wholly-owned subsidiaries, after elimination of intercompany items and transactions.  The Company's subsidiaries are Washington Natural Gas Company ("Washington Natural") and

     its wholly-owned subsidiary; Washington Energy Services Company

     ("Services"); Washington Energy Gas Marketing Company ("WEGM"); WECO

     Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc., and its wholly-owned subsidiary; and ThermRail, Inc.  Due to the merger of

     Washington Energy Resources Company ("Resources") with a subsidiary of

     Cabot Oil & Gas Corporation ("Cabot"), Houston, Texas, on May 2, 1994, the

     financial statements for the three months and six months ending March 31,

     1995, include the Company's proportionate share of common ownership of the operating results of Cabot using the equity method of accounting and the preferred dividends of Cabot in "Other income (expense)."  The prior year statements reflect Resources on a basis consistent with the presentation of

     Cabot.  Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.



     In the opinion of management, all adjustments necessary for a fair presentation of the results for the three-month and six-month periods have been reflected and were of a normal recurring nature.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)



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



 3.  There are no formal restrictions on payment of common dividends by Washing-

     ton Energy, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the First

     Mortgage Bond Indentures of Washington Natural and the preferential dividend rights of holders of Washington Natural preferred stock.  At March

     31, 1995, $41,368,000 of the retained earnings of Washington Natural were restricted as to the payment of common dividends under terms of the most restrictive of the indentures securing Washington Natural's First Mortgage

     Bonds.  Although Washington Natural's retained earnings at March 31, 1995 exceed those specified in the most restrictive covenant by approximately

     $3,600,000, Washington Natural does not intend to pay dividends to

     Washington Energy prior to the end of the Company's September 30, 1995 fiscal year since Washington Natural normally incurs seasonal losses in the latter part of the fiscal year which would reduce Washington Natural's unrestricted retained earnings.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)



4.   Washington Natural is the former operator of, or the successor to a former operator of, manufactured gas plants at the following sites which are currently undergoing investigation or remedial action relating to environmental contamination: (1) the Tide Flats area of Tacoma, Washington;

     (2) Everett, Washington; and (3) Chehalis, Washington.  There are other former manufactured gas plant sites where the Company has incurred costs,

     primarily legal defense costs since Washington Natural does not believe that it has responsibility as a successor to a former operator(s).  These other sites are not expected to result in significant liability to the

     Company. The financial statements reflect management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup believed to be feasible at each site.  Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, as necessary, as new information is available.  The financial statements reflect the expected recovery of a significant portion of the total cleanup costs from insurance carriers as discussed in greater detail below.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)



     The following table summarizes the expected costs, the costs recorded through March 31, 1995, the expected recoveries from insurance companies and other parties and the actual recoveries through March 31, 1995, for each of the three sites:




                            Tide Flats      Everett     Chehalis


 Estimated total
  investigation, legal
                           $44,928,514
                                         $3,250,000    $2,000,000
  remediation, and
  financing costs.


 Actual costs recorded to
  date                      43,954,275       161,937      699,307


 Balance expected to be
  paid                      $  974,239    $3,088,063   $1,300,693





 Expected recoveries from
  insurance companies and
  other parties

                           $44,515,268    $2,000,000   $2,000,000


 Actual recoveries
  received to date          11,252,888         -0-          -0-



 Balance expected to be

                           $33,262,380    $2,000,000   $2,000,000

  recovered

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)


          The remediation activities at the Tide Flats site in Tacoma,

          Washington, were substantially completed as of December 31, 1994.

          After final completion, which is scheduled for June 30, 1995, the

          Company will incur ongoing monitoring and maintenance costs which will be expensed as incurred and are not estimated to be material.



          The Everett site is the subject of a remedial investigation and feasibility study scheduled for completion in June 1995.  The total cost of the study of $1,250,000 was expensed in the fiscal year ended

          September 30, 1994.  Washington Natural cannot reasonably estimate the full extent of future remediation costs at the Everett site until more information is available from the remedial investigation and feasibility study.  However, a reserve for remediation costs of

          $2,000,000 has been established based on the preliminary information obtained during the investigation.



          The Chehalis site has been undergoing investigation and remediation activities since September 1992. The original cost estimate for the remediation was $200,000.  Due to additional contamination found at the site and complications encountered in the remediation process, the estimated cost of the cleanup was increased by $1,800,000.



          Washington Natural sold the site of a former manufactured gas plant at

          Lake Union known as "Gas Works Park," to the City of Seattle on

          September 4, 1962.  The City of Seattle, in a letter from the Seattle

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)







          City Attorney dated February 24, 1995, has requested that Washington

          Natural participate in the clean up of this site.  The letter also indicates that if Washington Natural does not participate, the City of

          Seattle will pursue legal remedies which the City believes are available.  Washington Natural believes that the contract which transferred ownership of the land to the City of Seattle presents substantial defenses against any claims the City of Seattle may make for environmental remediation costs, which may be incurred at this site.  Because the extent of contamination at the site is unknown and the City of Seattle has not formally initiated any legal proceedings,

          the course of events at this site cannot be predicted.  Thus

          Washington Natural has not recorded any liability with respect to the

          Gas Works site as of March 31, 1995.  To the extent that Washington

          Natural may be required under state or federal statutes to incur remediation costs being the potentially responsible party, as a former owner and operator of the site, it is believed that Washington Natural will have substantial contractual recourse against the City of

          Seattle.



          As indicated above, Washington Natural's financial statements as of

          March 31, 1995, include environmental insurance receivables in the amount of $37,624,000 related to the Tide Flats, Everett, and Chehalis sites, based upon successful litigation against its insurers regarding the Tide Flats site.  In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)




          insurance companies that provided insurance applicable to the Tide

          Flats site at various times dating back to the 1940s.  On June 10,

          1994, the Superior Court entered final judgment in favor of Washington

          Natural.



          Under the terms of the final judgment, Washington Natural is entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of the insurer defendants in the action.  The liability of the defendant insurers is joint and several, up to the annual limits of their policies, subject to relevant underlying limits. The defendants have appealed the judgment to the Washington State Court of Appeals;

          however, Washington Natural does not believe the appeal will be successful.  Although the factual situation at the other sites differs in some respects from the factual situation at the Tide Flats site,

          Washington Natural, based on the precedent established at the Tide

          Flats site and discussion with legal counsel, believes it is probable that it has insurance coverage sufficient to recover all the remediation costs at the other former gas plant sites.



          Based on all known facts and analyses, Washington Natural believes it is not likely that the identified environmental liabilities, after consideration of insurance recoveries and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position, operating results and cash flow trends.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)



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



 6.       Anti-Trust Lawsuit - On September 6, 1994, Cost Management Services,

          Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in U.S. District Court, Western District of

          Washington.  Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)



          Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers.  Cost Management sought injunctive relief and damages in an unspecified amount.  Washington Natural filed a motion to dismiss the lawsuit which was granted May 5, 1995.  In dismissing Cost

          Management s action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation.  In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost

          Management s state law claims which were dismissed without prejudice.

          Cost Management has the right to appeal the U.S. District Court order.



7.        On April 10, 1995, the State of Montana s Department of State Lands

          (DSL) issued a decision not to extend the time in which Montco, a

          Montana limited partnership in which the Company has a material interst, could commence coal mining operations under its surface mining permit.  DSL's decision, which is tantamount to a denial of the surface mining permit, is being appealed.  In addition, DSL has indicated that Montco could reapply for a surface mining permit.

          DSL s April 10th decision is not expected to have a material impact on the Company s plans or its ability to realize its investment in the mineral rights.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                     (contd.)







8.        Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

Item 2.   Management's Discussion and Analysis of Financial Condition and

          Results of Operations



RESULTS OF OPERATIONS



The Company reported income from continuing operations of $11.2 million for the quarter ended March 31, 1995, up $3.8 million from the same quarter a year ago.

Income from continuing operations for the first six months of fiscal 1995 of

$24.4 million was up $8.7 million from the same period a year ago.  Earnings per share on common stock were $.47 for the second quarter of fiscal 1995, up from

$.32 a year ago.  Earnings per share on common stock were $1.03 during the first six months of fiscal 1995, up from $.64 for the same period a year ago.  Net income of the principal subsidiary, Washington Natural, was $14.4 million for the quarter, up $5.2 million from the same period last year and net income for the first six months of fiscal 1995 was $30.5 million compared with $18.4 million in 1994.



Although weather, which impacts Washington Natural's results directly, was significantly warmer in the second quarter and the first six months of fiscal

1995 compared to normal and the prior year, consolidated quarterly earnings rose

51 percent, and consolidated earnings for the six months rose 62 percent.  The improved fiscal 1995 financial results to date were due primarily to (1) a $19 million utility rate increase granted in June 1994, (2) continued growth in the number of utility customers which increased approximately 21,000 to 466,000, and

(3) an 11 percent decline in utility operating and maintenance costs which resulted primarily from a reduction in employment levels in the summer of 1994.

Operating Revenues



The Company's operating revenues of $157.6 million for the quarter ended

March 31, 1995, were up $6.3 million compared with the same period a year ago.

Utility revenues of $149.8 million were up 5.7% from the same period last year,

due primarily to the $19 million rate increase granted in June 1994.  Utility revenues year-to-date were up 6% primarily for the same reason.  The utility served over 21,000, or 5%, more customers in the current period compared to a year ago.



Washington Energy Services Company, a subsidiary formed on October 1, 1993, to conduct the merchandising activities previously conducted by Washington Natural,

recorded merchandise and other revenues of $7.8 million for the quarter,

compared to $9.3 million for the same period a year ago.  Merchandise revenues for the six months year-to-date were $14.3 million compared to $23.8 million for the same period in fiscal 1994.  The elimination of joint marketing and the reorganization of the merchandise functions have negatively impacted Service's ability to attract new merchandise customers.



Operating Expenses



The Company's operating expenses of $135.1 million, including federal income tax, were up $.4 million for the three months ended March 31, 1995.  Operating expenses were up $3.6 million for the first six months of fiscal 1995 from the same period last year.  The increase in operating expenses was due primarily to increases in purchased gas cost due to additional volumes sold, higher federal income taxes based on increased profits, and revenue based general taxes, which are largely offset by a reduction in operating and maintenance costs.

Significant Balance Sheet Changes



The three and six month periods ended March 31, 1995, were significantly impacted by the positive cash flow effects of changes in the purchased gas adjustment receivable and the increase in sales volumes during the winter heating season which depleted inventories of natural gas stored underground.



As discussed in more detail in the future outlook section of Management's

Discussion and Analysis, Washington Natural is permitted by the WUTC to accumulate in balancing accounts the differences between authorized purchased gas costs and actual purchased gas costs.  At September 30, 1994 Washington

Natural had a purchased gas adjustment receivable of approximately $15.7 million.  As of March 31, 1995 the purchased gas adjustment was a liability of

$29.8 million because as natural gas prices declined during the three and six months ended March 31, 1995, Washington Natural was able to purchase gas at below the authorized rate, thereby incurring an obligation to be passed through to the rate payers in the future.



Prior to the winter heating season Washington Natural built up its inventory of natural gas stored underground at summer gas prices to approximately $14.8 million as of September 30, 1994.  Then during the winter, the increased sales volumes depleted the inventories of natural gas stored underground to approximately $5.0 million as of March 31, 1995.



The swing in the purchased gas adjustment from a receivable to a payable balance and the conversion of inventories of natural gas stored underground into sales during the winter resulted in positive cash flow which was used to pay down short-term and long-term debt. During the six months ended March 31, 1995 short-term and long-term debt were reduced by $26.9 and $20.0 respectively.



LIQUIDITY AND CAPITAL RESOURCES



Washington Natural makes capital expenditures to add new customers to its gas distribution system and to insure the reliability and safety of the system.

Capital expenditures normally are funded with a combination of cash flow from operations after dividend payments and short-term borrowings on an interim basis.  The short-term borrowings are reduced periodically with the proceeds from the issuance of long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors.



The Company's capital investment requirements for the first six months of fiscal

1995 were $35.3 million.  This compares to capital investment requirements for the first six months of fiscal 1994 of $46.3 million.  These requirements were met through cash provided from operations.



In addition to its construction program, the Company has short-term borrowing requirements related to its utility operations.  The operating revenues and earnings of Washington Natural vary with weather conditions because approximately 90% of its customers use natural gas for space heating.  This normally produces substantially increased operating earnings and cash flow during the first eight or nine months of each fiscal year and a seasonal loss and negative cash flow in the remaining three or four months, with the 12 months as a whole being profitable and generating positive operating cash flow.

Because of this, Washington Natural must borrow on a short-term basis to meet its construction and operating needs for a portion of the year.



On March 31, 1995, the Company entered into a new short-term credit agreement with a consortium of nine commercial banks.  The agreement provides for a revolving credit facility up to an aggregate amount of $250 million.  Generally,

advances will bear interest at a floating or fixed rate equal to the higher of the prime rate or the Federal Funds Rate plus one-half percent.



This new agreement supplements several short-term financing arrangements:  a

$150 million commercial paper program which is backed by the committed revolving credit agreement; uncommitted bank credit arrangements totaling $25 million;  and a committed agreement to sell up to $90 million of merchandise and gas receivables.  The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell.

It is the opinion of management that the Company has and will have sufficient capital resources, both internal and external, to meet anticipated cash flow requirements.



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

FUTURE OUTLOOK



Washington Natural filed a general rate case in March 1995 to address all of the costs of operating the utility.  In addition to updating operating costs and rate base to reflect recent growth, the utility requested an increase in its allowed rate of return in light of recent increases in its cost of capital.

In addition to this filing, Washington Natural had filed in June 1994 a proposal to redesign its rates to better reflect the cost of serving various classes of customers.



On May 11, 1995, the WUTC issued an order approving a settlement of the general rate case filed in March 1995.  The order provides an additional $17.7 million in margin for the utility, to cover increased costs related to plant additions and upgrades and higher costs for financing and general operations.  The increase in margin reflects an increase in the authorized rate of return on common equity in the range of 11 to 11.25 percent, up from the previous level of 10.5 percent.  The WUTC also agreed that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service.  The order also implements a rate redesign ordered by the WUTC on April 11, 1995 to better reflect the cost of service of various classes of customers.  Generally, the rates for transportation and most commercial and industrial customers will go down while the rates for residential and certain large-volume industrial customers will go up.



In a separate decision on May 11, 1995, the WUTC issued an order to implement a purchased gas adjustment  of $46.5 million on an annual basis as requested by

Washington Natural.  The purchased gas adjustment is the mechanism whereby

Washington Natural  passes through  to its customers changes in the cost of gas it purchases without impacting its operating margin.  The purchased gas adjustment enables Washington Natural to adjust its rates with approval of the

WUTC to fully recover its projected future cost of gas. Differences between actual and projected gas costs are accumulated in balance sheet accounts for recovery from or refund to customers as part of a future pruchased gas adjustment.  Natural gas prices have declined in recent months which has resulted in Washington Natural over-collecting from its customer, based on the last purchased gas adjustment approved by the WUTC in July 1993. The $46.5 million purchased gas adjustment will pass through to customers the amount previously over-collected and Washington Natural s projection of continuing lower gas prices in the future without impacting Washington Natural s operating margin.

The above actions by the WUTC resolve all the outstanding rate issues.  All rate adjustments will take effect on May 15, 1995.  The settlement of the general rate case and the rate redesign are key elements in improving the

Company's future financial performance.  In addition to improving the Company's profitability, it will enable the Company to be more competitive in the energy marketplace.



The Company is also engaged in efforts to reduce costs and to reengineer the

Company's major operating processes and procedures.  The results for the six months ended March 31, 1995, reflect the cost savings achieved from a workforce reduction at the utility in the summer of 1994.  The Company has contracted with a national consulting firm to assist in its reengineering efforts.  At this time, it is not possible to estimate the potential cost savings.



COMMON DIVIDEND

The Company paid a dividend of 25 cents per share in each of the quarters ending December 31, 1994 and March 31, 1995 which are expected to be fully taxable to the recipients.  The Company paid a dividend of 25 cents per share in the quarter ended December 1993 which also was fully taxable to the recipients.  The Company paid a dividend of 25 cents per share in the quarter ended March 31, 1994 which was a return of capital to the recipients.

PART II - OTHER INFORMATION


Item 4.  Legal Proceedings



   (a)   For information relating to the dismissal of a lawsuit brought by Cost

         Management Services, Inc., against Washington Natural in September 1994, see Footnote 6 to "Notes to Condensed Financial Statements."



Item 5.  Ratio of Earnings to Fixed Charges



         The ratios of earnings to fixed charges for the twelve months ended

         March 31, 1995 and 1994 were .88 and 1.31, respectively.



Item 6.  Exhibits and Reports on Form 8-K



         (a)   Exhibits - None



         (b)   Reports on Form 8-K.



               A report on Form 8-K was filed by Washington Energy and Washing-

               ton Natural on February 2, 1995, regarding the Company's

               operating results for the quarter ended December 31, 1994.

               A report on Form 8-K was filed by Washington Energy and Wash-

               ington Natural on March 8, 1995, regarding Washington Natural's filing a general rate case with the Washington Utilities and

               Transportation Commission, requesting a rate increase of $35.4 million on an annual basis.

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











May 15, 1995