Form 10-Q
period 1995-06-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1995-08-15
CIK 225998, 104880

THIS DOCUMENT IS A COPY OF THE FORM 10-Q AS AMENDED BY FORM 10-Q/A FILED ON AUGUST 15, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the three and nine month periods ended June 30, 1995, or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
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

                                                                Outstanding
        Registrant                   Title of Stock            June 30, 1995
------------------------------       --------------            --------------
Washington Energy Company             $5 par value               24,014,884

Washington Natural Gas Company        $5 par value               10,946,209

                                 INTRODUCTION


Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washington Natural") is engaged in the retail distribution of natural gas. The Company, through other subsidiaries, is also engaged in the business of selling gas appliances, energy efficiency and security products for the home; holds an equity position in a publicly traded oil and gas exploration and production company; and holds certain coal-related investments; and conducts gas brokerage and marketing. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

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

           Consolidated Condensed Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for September 30, 1994 Balance Sheet, which has been audited.)

              Consolidated Statements of Income -
               Three and Nine Months Ended June 30, 1995
               and 1994                                                   5

              Consolidated Condensed Balance Sheets -
               June 30, 1995, September 30, 1994
               and June 30, 1994                                          7

              Consolidated Condensed Statements of
               Capitalization - June 30, 1995 and 1994                    9

              Consolidated Condensed Statements of
               Cash Flows - Three and Nine Months Ended
               June 30, 1995 and 1994                                    11

                                                                         Page

              Consolidated Statements of Common Shareholders'
               Earnings (Deficit) Reinvested in the Business
               and Premium on Common Stock - Three and Nine
               Months Ended June 30, 1995 and 1994                       13

           Condensed Financial Statements of Washington
            Natural Gas Company (All statements are
            unaudited except for September 30, 1994
            Balance Sheet, which has been audited.)

              Statements of Income -
               Three and Nine Months Ended June 30,
               1995 and 1994                                             14

              Condensed Balance Sheets -
               June 30, 1995, September 30, 1994
               and June 30, 1994                                         15

              Condensed Statements of Capitalization -
               June 30, 1995 and 1994                                    17

              Condensed Statements of Cash Flows -
               Three and Nine Months Ended June 30,
               1995 and 1994                                             19

              Statements of Common Shareholder's Earnings
               Reinvested in the Business and Premium
               on Common Stock - Three and Nine Months
               Ended June 30, 1995 and 1994                              21


           Notes to Condensed Financial Statements                       22


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         27


PART II - OTHER INFORMATION                                              31

Item 5.    Ratio of Earnings to Fixed Charges                            31

Item 6.    Exhibits and Reports on Form 8-K                              31

Signatures                                                               32

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

The condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.




                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                     -------------------   ------------------
                                       1995       1994       1995     1994
                                     --------   --------   --------  --------
 OPERATING REVENUES:
   Regulated utility sales           $ 75,124   $ 72,455   $374,632  $346,246
   Merchandise, conservation
    products and other                  3,744      7,171     17,998    30,992
                                     --------   --------   --------  --------
       Total operating revenues        78,868     79,626    392,630   377,238
                                     --------   --------   --------  --------
 OPERATING EXPENSES:
   Purchases of gas                    36,237     40,811    199,939   198,623

   Operating and maintenance           21,319     34,652     67,895    94,102
   Depreciation, depletion and
    amortization                        8,420      7,644     25,378    22,932
   General taxes                        8,871      9,249     35,104    33,098
   Federal income taxes                (2,573)    (8,485)    10,807    (1,464)
                                     --------   --------   --------  --------
       Total operating expenses        72,274     83,871    339,123   347,291
                                     --------   --------   --------  --------
 OPERATING INCOME (LOSS)                6,594     (4,245)    53,507    29,947

 OTHER INCOME (EXPENSE):
   Preferred dividend requirement
    Washington Natural Gas Company     (1,755)    (1,117)    (5,371)   (2,852)

   Pre-tax loss on merger of
    subsidiary                              -     (4,694)         -    (4,694)
   Federal income tax on merger             -    (24,274)         -   (24,274)
   Other, net                            (130)    (4,727)       410    (3,805)
                                     --------   --------   --------  --------
 GROSS INCOME (LOSS)                    4,709    (39,057)    48,546    (5,678)

 INTEREST CHARGES                      10,333      9,703     29,687    27,279
                                     --------   --------   --------  --------
 GROSS INCOME (LOSS)                   (5,624)   (48,760)    18,859   (32,957)


 The accompanying notes are an integral part of these consolidated financial statements.






                                  (Continued)

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                        June 30,                June 30,
                                  --------------------   -------------------
                                    1995        1994       1995       1994
                                  --------    --------   --------   --------
 DISCONTINUED OPERATIONS:
   Loss from operations, net of
    income tax                           -        (156)         -       (203)
                                  --------    --------   --------   --------
 NET INCOME (LOSS)                  (5,624)    (48,916)    18,859    (33,160)

 DIVIDENDS ON PREFERRED STOCK            -           -          -          9

 EXCESS PREMIUM - PREFERRED
     REDEMPTION                          -           -          -        673
                                  --------    --------   --------   --------
 EARNINGS (LOSS) ON COMMON        $ (5,624)   $(48,916)  $ 18,859   $(33,842)
 STOCK
                                  ========    ========   ========   ========
 EARNINGS (LOSS) PER COMMON
 SHARE:
   From continuing operations     $   (.23)   $  (2.07)  $    .79   $  (1.44)

   From discontinued operations          -        (.01)         -          -
                                  ---------   --------   --------   --------
   Earnings (Loss) Per Common     $   (.23)   $  (2.08)  $    .79   $  (1.44)
    Share
                                  ========    ========   ========   ========

   AVERAGE COMMON SHARES
    OUTSTANDING                     23,950      23,529     23,848     23,435


   DIVIDENDS PAID PER COMMON
    SHARE OUTSTANDING              $   .25    $    .25   $    .75   $    .75


  The accompanying notes are an integral part of these consolidated financial statements.





                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
      CONSOLIDATED CONDENSED BALANCE SHEETS - JUNE 30, 1995 (Unaudited),
               SEPTEMBER 30, 1994 AND JUNE 30, 1994 (Unaudited)
                            (Thousands of Dollars)


                                    ASSETS

                                               June    September      June
                                             30, 1995   30, 1994    30, 1994
                                            ---------- ----------  ----------
 PROPERTY, PLANT AND EQUIPMENT:
   Utility plant, at original cost          $1,022,438 $  977,406  $  965,741
   Coal and other                               55,808     54,398      53,847
   Accumulated depreciation,
    depletion and amortization                (268,756)  (249,239)   (248,760)
                                            ---------- ----------  ----------
       Net property, plant and equipment       809,490    782,565     770,828
                                            ---------- ----------  ----------
 INVESTMENT IN UNCONSOLIDATED
  AFFILIATES                                    95,338     98,139      98,317
                                            ---------- ----------  ----------


 CURRENT ASSETS:
   Cash and cash equivalents                     8,448      5,387       5,067
   Receivables, net                             17,770     43,035      55,346
   Materials and supplies, at average cost      24,627     28,069      19,900
                                            ---------- ----------  ----------
       Total current assets                     50,845     76,491      80,313
                                            ---------- ----------  ----------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivables          37,647     33,947      31,930
   Regulatory tax asset                         18,810     18,810      18,767

   Deferred charges and other                   25,831     20,542      14,281
                                            ---------- ----------  ----------
       Total other assets and deferred
        charges                                 82,288     73,299      64,978
                                            ---------- ----------  ----------
       Total assets                         $1,037,961 $1,030,494  $1,014,436
                                            ========== ==========  ==========


 The accompanying notes are an integral part of these consolidated financial statements.



                                   (Continued)

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                JUNE 30, 1995 (Unaudited), SEPTEMBER 30, 1994 AND
                            JUNE 30, 1994 (Unaudited)
                             (Thousands of Dollars)


                         CAPITALIZATION AND LIABILITIES

                                                 June     September    June
                                               30, 1995   30, 1994   30, 1994
                                              ---------- ---------- ----------
 CAPITALIZATION:
   Common shareholders' interest               $ 261,696  $ 256,800 $  274,805
   Redeemable preferred stock of Subsidiary       90,000     90,000     60,000
   Long-term debt                                265,060    290,200    330,200
                                              ---------- ---------- ----------
       Total capitalization                      616,756    637,000    665,005
                                              ---------- ---------- ----------

 CURRENT LIABILITIES:

   Notes payable and commercial paper            125,480    125,182     98,413
   Current sinking fund requirements
    and debt maturities                           65,140     60,140     20,140
   Accounts payable                               52,616     34,326     23,097
   Environmental remediation liabilities           4,950      6,199      9,446
   Other current liabilities                      33,652     26,062     29,385
   Accrued general taxes                          11,781     12,044     10,532
   Net liabilities - discontinued operations           -          -        418
                                              ---------- ---------- ----------
       Total current liabilities                 293,619    263,953    191,431
                                              ---------- ---------- ----------

 DEFERRED CREDITS AND OTHER LIABILITIES:

   Deferred income taxes                          74,699     72,518    102,381
   Regulatory tax liabilities                     12,560     12,560     13,139
   Unamortized investment tax credits              9,547     10,132     10,319
   Contributions in aid of construction           13,850     12,298     11,628
   Contingency reserves and other                 16,930     22,033     20,533
                                              ---------- ---------- ----------
       Total deferred credits and
        other liabilities                        127,586    129,541    158,000
                                              ---------- ---------- ----------
       Total capitalization and liabilities   $1,037,961 $1,030,494 $1,014,436
                                              ========== ========== ==========


 The accompanying notes are an integral part of these consolidated financial statements.






                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                             JUNE 30, 1995 AND 1994
                             (Thousands of Dollars)
                                  (Unaudited)


                                                              1995      1994
                                                            --------  --------
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;
   authorized 50,000,000 shares,
   outstanding 24,014,884 and
   23,617,904 shares                                        $120,075  $118,090
  Premium on common stock                                    201,974   199,664
  Shareholders' (deficit)                                    (60,353)  (42,949)
                                                            --------  --------
      Total common shareholders'
       interest                                              261,696   274,805
                                          Shares            --------  --------
                                        Outstanding

                                     --------------------
                                       1995        1994
REDEEMABLE PREFERRED STOCK:          --------    --------
  Washington Energy Company
    Cumulative; authorized
     200,000 shares of $100 par
     value and 800,000 shares
     of $25 par value                       -           -          -         -
  Washington Natural Gas Company
    Cumulative; authorized
     1,000,000 shares of $100 par
     value and 4,000,000 shares
     of $25 par value:
      7.45%, Series II,
             $25 par value              2,400       2,400     60,000    60,000
      8.50%, Series III,
             $25 par value              1,200           -     30,000         -

                                                            --------  --------
      Total preferred stock                                   90,000    60,000
                                                            --------  --------



  The accompanying notes are an integral part of these consolidated financial statements.



                                  (Continued)

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                             JUNE 30, 1995 AND 1994
                             (Thousands of Dollars)
                                  (Unaudited)



                                                             1995      1994
                                                           --------  --------
 LONG-TERM DEBT:
   First Mortgage Bonds
    9.96%   due 1995                                         40,000    40,000
    8.80%   called in 1995                                   25,000    25,000
    8-1/8%  due 1997                                          3,200     3,340
    10-1/4% due 1997                                         30,000    30,000
    9.60%   due 2000                                         25,000    25,000
    9.57%   due 2020                                         25,000    25,000
    Secured Medium-Term Notes, Series A

      5.55% and 5.67% due 1995                                    -    20,000
      8.25% due 1998                                         11,000    11,000
      7.08% due 1999                                         10,000    10,000
      8.51% through 8.55% due 2001                           19,000    19,000
      7.53% and 7.91% due 2002                               30,000    30,000
      8.25% through 8.40% due 2022                           35,000    35,000
    Secured Medium-Term Notes, Series B
      6.23% through 6.31% due 2003                           28,000    28,000
      6.07% and 6.10% due 2004                               18,500    18,500
      6.51% and 6.53% due 2008                                4,500     4,500
      6.83% and 6.90% due 2013                               13,000    13,000
      7.19% due 2023                                         13,000    13,000

                                                           --------  --------
                                                            330,200   350,340
   Less sinking-fund requirements
    and debt maturities included
    in current liabilities                                  (65,140)  (20,140)
                                                           --------  --------
       Total long-term debt                                 265,060   330,200
                                                           --------  --------
 TOTAL CAPITALIZATION                                      $616,756  $665,005
                                                           ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.





                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
               THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                             Three Months Ended    Nine Months Ended
                                                  June 30,             June 30,
                                            -------------------   ------------------
                                               1995      1994       1995      1994
                                             --------  --------   --------  --------
 CASH FLOW FROM OPERATING ACTIVITIES:
   Income (loss) from continuing
                                             $ (5,624) $(48,760)  $ 18,859  $(32,957)
    operations
   Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by (used in) operating
  activities:
     Depreciation, depletion and
      amortization                              8,603     7,744     25,908    23,226
     Provision for uncollectible accounts
      receivable                                  167       311        528     1,401
     Equity in undistributed (earnings)
      losses of unconsolidated affiliate        1,223      (395)     2,800      (484)
     Pre-tax loss on sale of subsidiary             -     4,694          -     4,694
     Increase (decrease) in:
       Federal income tax - current            (4,987)  (13,446)    11,410   (10,709)
       Federal income tax - deferred              399    38,303      1,596    31,063

       Accounts receivable                      4,649    14,240     19,137     9,440
       Accounts payable                         1,269    (5,313)    18,356    (2,350)
       Materials and supplies                  (6,557)   (5,713)     3,442    19,993
       Deferred charges                          (372)    1,134     (9,157)  (11,005)
       Other assets and liabilities            (2,042)    2,517     (2,799)    9,900
     Other                                       (982)      493     (1,474)    4,186
                                             --------  --------   --------  --------
     Total adjustments                          1,370    44,569     69,747    79,355
                                             --------  --------   --------  --------
     Net cash (used in) provided by
      operating activities                     (4,254)   (4,191)    88,606    46,398
                                             --------  --------   --------  --------
 CASH FLOW FROM INVESTING ACTIVITIES:

   Utility plant additions                    (16,205)  (21,645)   (50,437)  (66,130)
   Proceeds from sale of subsidiary                 -    63,660          -    63,660
   Coal and other property expenditures          (381)        -     (1,411)   (1,799)
   Investment in unconsolidated
    subsidiary                                      -    (1,772)         -   (20,238)
                                             --------  --------   --------  --------
     Net cash (used in) provided by
      investing activities                    (16,586)   40,243    (51,848)  (24,507)
                                             --------  --------   --------  --------

 The accompanying notes are an integral part of these consolidated financial statements.



                                     (Continued)

                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
               THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                             Three Months Ended   Nine Months Ended
                                                  June 30,             June 30,
                                            -------------------   -----------------
                                               1995       1994      1995      1994
                                             --------   --------  --------  --------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock     $ 1,178    $ 1,606   $ 4,083   $ 5,029
   Proceeds from issuance of
    (reduction of) preferred stock                  -        (13)        -    58,782
   Proceeds from issuance of
    (reduction of):
     Commercial paper, net                     15,230    (28,229)  (11,767)  (47,085)
     Bank loans, net                           12,000          -    12,000         -
   Redemptions and repurchases:
     Preferred stock                                -          -         -   (23,222)

     Long-term debt                                 -     (3,200)  (20,140)   (3,340)
   Cash dividend payments:
     Common                                    (5,984)    (5,878)  (17,873)  (17,563)
     Preferred                                      -          -         -        (9)
                                             --------   --------  --------  --------
       Net cash provided by (used in)
        financing activities                   22,424    (35,714)  (33,697)  (27,408)
                                             --------   --------  --------  --------
 Net cash provided by (used in)
  continuing operations                         1,584        338     3,061    (5,517)
 Net cash used in discontinued operations
  (primarily operating activities)                  -       (741)        -    (2,465)
                                             --------   --------  --------  --------

 Net increase (decrease) in cash and
  cash equivalents                              1,584       (403)    3,061    (7,982)
   Beginning cash and cash equivalents          6,864      5,470     5,387    13,049
                                             --------   --------  --------  --------
   Ending cash and cash equivalents           $ 8,448    $ 5,067   $ 8,448   $ 5,067
                                             ========   ========  ========  ========
 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest (net of amount capitalized)     $ 6,878    $ 5,595   $25,682   $22,495
     Income taxes paid (received)               2,035       (100)    2,335       200



 The accompanying notes are an integral part of these consolidated financial statements.





                    WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EARNINGS (DEFICIT)
              REINVESTED IN THE BUSINESS AND PREMIUM ON COMMON STOCK
                        FOR THE THREE AND NINE MONTHS ENDED
                   JUNE 30, 1995 AND 1994 (Thousands of Dollars)
                                    (Unaudited)


                                           Three Months Ended    Nine Months Ended
                                                June 30,             June 30,
                                           ------------------   ------------------
                                             1995      1994       1995      1994
                                           --------  --------   --------  --------

 Balance at beginning of period            $(48,745) $ 11,845   $(61,339)  $ 8,457
   Net income (loss)                         (5,624)  (48,916)    18,859   (33,160)
   Excess premium -
    preferred redemption                          -         -          -      (673)
   Dividends declared on capital stock:
     Common stock                            (5,984)   (5,878)   (17,873)  (17,564)
     Preferred stock:
       5%, Series A                               -         -          -        (3)

       6%, Series B                               -         -          -        (1)
       8-7/8%, Series C                           -         -          -        (5)
                                           --------  --------   --------  --------
 Balance at end of period                  $(60,353) $(42,949)  $(60,353) $(42,949)
                                           ========  ========   ========  ========



               CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK


 Balance at beginning of period            $201,185  $198,600   $199,571  $197,917

   Excess of cost over par value
    of preferred stock reacquired                 -         -          -      (492)
   Excess of purchase price over par
    value of shares of common stock
    issued under the employee stock
    purchase and option plans                   124       147        238       482
   Excess of purchase price over par
    value of shares of common stock
    issued under the Dividend Rein-
    vestment and Stock Purchase Plan            668       930      2,338     3,014
   Common and preferred stock expense            (3)      (13)      (173)   (1,257)
                                           --------  --------   --------  --------
 Balance at end of period                  $201,974  $199,664   $201,974  $199,664
                                           ========  ========   ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.





                   WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE THREE AND NINE MONTHS ENDED
                               JUNE 30, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                               Three Months Ended  Nine Months Ended
                                                    June 30,            June 30,
                                                 1995      1994      1995      1994
                                               -------- --------  --------  --------
 OPERATING REVENUES:
   Regulated utility sales                     $ 75,124 $ 72,455  $374,632  $346,245
                                               -------- --------  --------  --------
       Total operating revenues                  75,124   72,455   374,632   346,245
                                               -------- --------  --------  --------
 OPERATING EXPENSES:
   Purchases of gas                              36,237   40,811   199,939   198,623
   Utility operations and maintenance            16,249   26,789    46,557    61,629

   Other operations                                 262      325       635     1,333
   Depreciation                                   8,420    7,643    25,378    22,932
   General taxes                                  8,831    8,919    34,932    31,987
   Federal income taxes                          (1,227)  (8,262)   14,037       451
                                               -------- --------  --------  --------
       Total operating expenses                  68,772   76,225   321,478   316,955
                                               -------- --------  --------  --------
 OPERATING INCOME (LOSS)                          6,352   (3,770)   53,154    29,290

 OTHER INCOME (EXPENSE), NET                       (307)  (5,963)     (672)   (4,708)
                                               -------- --------  --------  --------
 GROSS INCOME (LOSS)                              6,045   (9,733)   52,482    24,582


 INTEREST CHARGES                                 7,945    7,235    23,878    23,172
                                               -------- --------  --------  --------
 NET INCOME (LOSS)                               (1,900) (16,968)   28,604     1,410
 DIVIDENDS ON PREFERRED STOCK                     1,755    1,117     5,371     2,861
 EXCESS PREMIUM - PREFERRED REDEMPTION                -        -         -       798
                                               -------- --------  --------  --------
 EARNINGS (LOSS) ON COMMON STOCK               $ (3,655)$(18,085) $ 23,233  $ (2,249)
                                               ======== ========  ========  ========


 The accompanying notes are an integral part of these consolidated financial statements.






                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
        CONSOLIDATED CONDENSED BALANCE SHEETS - JUNE 30, 1995, (UNAUDITED)
                 SEPTEMBER 30, 1994 AND JUNE 30, 1994 (UNAUDITED)
                             (Thousands of Dollars)



                                      ASSETS

                                                  June     September     June
                                                30, 1995    30, 1994   30, 1994
                                               ----------  ---------- ----------

 UTILITY PLANT, at original cost               $1,022,438  $  977,406  $ 965,741
   Accumulated provision for depreciation        (258,781)   (239,520)  (238,830)
                                               ----------  ---------- ----------
       Net utility plant                          763,657     737,886    726,911
                                               ----------  ---------- ----------
 RECEIVABLES FROM AFFILIATED COMPANIES                751       2,020      2,320
                                               ----------  ---------- ----------


 CURRENT ASSETS:
   Cash and cash equivalents                        4,013         427      1,381
   Receivables, net                                14,654      53,386     37,272
   Materials and supplies, at average cost         22,462      25,360     19,641
                                               ----------  ---------- ----------
       Total current assets                        41,129      79,173     58,294
                                               ----------  ---------- ----------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental insurance receivables             37,647      33,947     31,930
   Regulatory tax asset                            18,810      18,810     18,767
   Deferred charges and other                      16,646      13,180      7,307

                                               ----------  ---------- ----------
       Total other assets and deferred
        charges                                    73,103      65,937     58,004
                                               ----------  ---------- ----------
       Total assets                            $  878,640  $  885,016  $ 845,529
                                               ==========  ========== ==========


 The accompanying notes are an integral part of these consolidated financial statements.



                                  (Continued)

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
       CONSOLIDATED CONDENSED BALANCE SHEETS - JUNE 30, 1995 (Unaudited),
                SEPTEMBER 30, 1994 AND JUNE 30, 1994 (Unaudited)
                            (Thousands of Dollars)


                         CAPITALIZATION AND LIABILITIES

                                                 June     September    June
                                               30, 1995   30, 1994   30, 1994
                                              ----------  ---------  ---------

 CAPITALIZATION (see statements):
   Common shareholder's interest                $263,127   $235,988   $246,369
   Redeemable preferred stock                     90,000     90,000     60,000
   Long-term debt                                265,060    290,200    330,200
                                               ---------  ---------  ---------
       Total capitalization                      618,187    616,188    636,569
                                               ---------  ---------  ---------


 CURRENT LIABILITIES:
   Current sinking fund requirements
    and debt maturities                           65,140     60,140     20,140
   Accounts payable                               51,699     30,914     20,117
   Other current liabilities                      11,467     20,574     21,879
   Accrued general taxes                          11,655     11,869     10,359
   Environmental remediation liabilities           4,950      6,199      9,446
                                               ---------  ---------  ---------
       Total current liabilities                 144,911    129,696     81,941
                                               ---------  ---------  ---------

 PAYABLES TO AFFILIATED COMPANIES                 11,321     39,828     24,493
                                               ---------  ---------  ---------


 DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                          68,264     64,314     66,271
   Regulatory tax liabilities                     12,560     12,560     13,139
   Unamortized investment tax credits              9,547     10,132     10,319
   Contributions in aid of construction           13,850     12,298     11,627
   Other                                                          -      1,170
                                               ---------  ---------  ---------
       Total deferred credits and
        other liabilities                        104,221     99,304    102,526
                                               ---------  ---------  ---------
       Total capitalization and liabilities    $ 878,640  $ 885,016  $ 845,529
                                               =========  =========  =========


 The accompanying notes are an integral part of these consolidated financial statements.





                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                              JUNE 30, 1995 AND 1994
                              (Thousands of Dollars)
                                   (Unaudited)



                                                               1995        1994
                                                             --------    --------

 COMMON SHAREHOLDER'S INTEREST:
   Common stock, $5 par value;
    authorized 25,000,000 shares,
    outstanding 10,946,209 and
    10,718,938 shares                                        $ 54,731    $ 53,595
   Premium on common stock                                    167,026     163,867
   Shareholder's earnings reinvested
    in the business                                            41,370      28,907
                                                             --------    --------
       Total common shareholder's
                                                              263,127     246,369
        interest
                                                             --------    --------


 REDEEMABLE PREFERRED STOCK:                  Shares
   Cumulative; authorized                   Outstanding
    1,000,000 shares of $100 par         -------------------
    value and 4,000,000 shares             1995       1994
    of $25 par value:                    --------  ---------
      7.45%,  Series II,
              $25 par value                 2,400      2,400   60,000      60,000
      8.50%,  Series III,
              $25 par value                 1,200          -   30,000           -
                                                             --------    --------
       Total preferred stock                                   90,000      60,000
                                                             --------    --------



 The accompanying notes are an integral part of these consolidated financial statements.



                                   (Continued)

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CAPITALIZATION
                              JUNE 30, 1995 AND 1994
                              (Thousands of Dollars)
                                   (Unaudited)


                                                               1995      1994
                                                             --------  --------

 LONG-TERM DEBT:
   First Mortgage Bonds
     9.96%   due 1995                                          40,000    40,000
     8.80%   called in 1995                                    25,000    25,000
     8-1/8%  due 1997                                           3,200     3,340
     10-1/4% due 1997                                          30,000    30,000
     9.60%   due 2000                                          25,000    25,000

     9.57%   due 2020                                          25,000    25,000
     Secured Medium-Term Notes, Series A
       5.55% and 5.67% due 1995                                     -    20,000
       8.25% due 1998                                          11,000    11,000
       7.08% due 1999                                          10,000    10,000
       8.51% through 8.55% due 2001                            19,000    19,000
       7.53% and 7.91% due 2002                                30,000    30,000
       8.25% through 8.40% due 2022                            35,000    35,000
     Secured Medium-Term Notes, Series B
       6.23% through 6.31% due 2003                            28,000    28,000
       6.07% and 6.10% due 2004                                18,500    18,500
       6.51% and 6.53% due 2008                                 4,500     4,500

       6.83% and 6.90% due 2013                                13,000    13,000
       7.19% due 2023                                          13,000    13,000
                                                             --------  --------
                                                              330,200   350,340
                                                             --------  --------
   Less sinking-fund requirements
     and debt maturities included in
     current liabilities                                      (65,140)  (20,140)
                                                             --------  --------
       Total long-term debt                                   265,060   330,200
                                                             --------  --------
 TOTAL CAPITALIZATION                                        $618,187  $636,569
                                                             ========  ========



 The accompanying notes are an integral part of these consolidated financial statements.





                   WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE THREE AND NINE MONTHS
                            ENDED JUNE 30, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                             Three Months Ended    Nine Months Ended
                                                  June 30,             June 30,
                                               1995      1994       1995      1994
                                             --------  --------   --------  --------

 CASH FLOW FROM OPERATING ACTIVITIES:
   Net income (loss)                         $ (1,900) $(16,968)  $ 28,604   $ 1,410
                                             --------  --------   --------  --------
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
     Depreciation and amortization              8,507     7,742     25,652    23,225
     Provision for uncollectible
      accounts receivable                         181       219        848     1,049
     Increase (decrease) in:

       Federal income tax - current            (2,171)  (10,715)    10,729    (8,131)
       Federal income tax - deferred            1,090     1,022      3,363     3,197
       Accounts receivable                     20,331    22,956     19,518    21,391
       Accounts payable                         1,162    (7,700)    20,785    (6,547)
       Materials and supplies                  (6,770)   (5,688)     2,898    19,965
       Deferred charges                        (1,630)    4,917     (7,334)   (9,277)
       Other assets and liabilities            (2,353)    6,670       (526)   17,628
     Other                                       (764)     (199)    (1,211)    1,665
                                             --------  --------   --------  --------
       Total adjustments                       17,583    19,224     74,722    64,165
                                             --------  --------   --------  --------
       Net cash provided by operating

        activities                             15,683     2,256    103,326    65,575
                                             --------  --------   --------  --------
 CASH FLOW FROM INVESTING ACTIVITIES:
   Utility plant additions                    (16,205)  (21,645)   (50,437)  (66,130)
                                             --------  --------   --------  --------

 The accompanying notes are an integral part of these consolidated financial statements.



                                     (Continued)

                   WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE THREE AND NINE MONTHS
                            ENDED JUNE 30, 1995 AND 1994
                               (Thousands of Dollars)
                                     (Unaudited)


                                             Three Months Ended    Nine Months Ended
                                                  June 30,             June 30,
                                               1995       1994      1995      1994
                                             --------   --------  --------  --------
 CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Proceeds from issuance of common stock       1,175      1,603     4,079     4,795
   Proceeds from issuance of preferred
    stock                                           -        (13)        -    58,780
   Repayments of payables to affiliated
    companies, net                                548     22,787   (28,507)  (25,316)
   Redemptions and repurchases:
     Preferred stock                                -          -         -   (23,398)
     Long-term debt                                 -     (3,200)  (20,140)   (3,340)
   Cash dividend payments:
     Common                                         -     (4,260)        -   (16,937)
     Preferred                                      -     (1,118)   (4,735)   (2,421)
                                             --------   --------  --------  --------
       Net cash provided by (used in)
        financing activities                    1,723     15,799   (49,303)   (7,837)
                                             --------   --------  --------  --------

 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              1,201     (3,590)    3,586    (8,392)
 BEGINNING CASH AND CASH EQUIVALENTS            2,812      4,971       427     9,773
                                             --------   --------  --------  --------
 ENDING CASH AND CASH EQUIVALENTS             $ 4,013    $ 1,381   $ 4,013   $ 1,381
                                             ========   ========  ========  ========


 SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest (net of amount capitalized)     $ 5,279    $ 3,877   $20,709   $18,549
     Income taxes                                   -          -         -         -


 The accompanying notes are an integral part of these consolidated financial statements.





                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EARNINGS
              REINVESTED IN THE BUSINESS AND PREMIUM ON COMMON STOCK
                       FOR THE THREE AND NINE MONTHS ENDED
                              JUNE 30, 1995 AND 1994
                              (Thousands of Dollars)
                                   (Unaudited)

                                         Three Months Ended    Nine Months Ended
                                              June 30,              June 30,
                                          1995      1994        1995       1994
                                        --------  --------    --------   --------
 Balance at beginning of period         $ 45,024  $ 51,253    $ 18,137   $ 48,094
   Net income (loss)                      (1,900)  (16,968)     28,604      1,410
   Excess premium -
    preferred redemption                       -         -           -       (798)
   Cash dividends declared:
     Common stock                              -    (4,260)          -    (16,938)
     Cumulative preferred stock:
       7.45%, Series II                   (1,118)   (1,118)     (3,354)    (2,861)
       8.50%, Series III                    (636)        -      (2,017)         -

                                        --------  --------    --------   --------
 Balance at end of period               $ 41,370  $ 28,907    $ 41,370   $ 28,907
                                        ========  ========    ========   ========

                      STATEMENTS OF PREMIUM ON COMMON STOCK

 Balance at beginning of period         $166,104  $162,619    $163,978   $161,618
   Excess of cost over par value of
    preferred stock reacquired                 -         -           -       (331)
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Employee Stock Purchase Plan             151       170         288        350
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Dividend Reinvestment and Stock
    Purchase Plan                            774     1,091       2,933      3,472
   Common and preferred stock expense         (3)      (13)       (173)    (1,242)
                                        --------  --------    --------   --------
 Balance at end of period               $167,026  $163,867    $167,026   $163,867
                                        ========  ========    ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.


              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. The consolidated financial statements include the accounts of Washington Energy Company ( the Company ) and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company s subsidiaries are Washington Natural Gas Company ( Washington Natural ) and its wholly-owned subsidiaries; Washington Energy Services Company
     ( Services ); Washington Energy Gas Marketing Company ( WEGM ); WECO Finance Company and its wholly-owned subsidiary; Thermal Energy, Inc., and its wholly-owned subsidiary; and ThermRail, Inc. Due to the merger of Washington Energy Resources Company ( Resources ) with a subsidiary of Cabot Oil & Gas Corporation ( Cabot ), Houston, Texas, on May 2, 1994, the financial statements for the three months and nine months ending June 30, 1995, include the Company s 9.4 percent share, based on common stock ownership, of the operating results of Cabot using the equity method of accounting and the preferred dividends of Cabot in Other income
     (expense).   The prior year statements reflect Resources on a basis
     consistent with the presentation of Cabot. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

     In the opinion of management, all adjustments necessary for a fair presentation of the results for the three-month and nine-month periods have been reflected and were of a normal recurring nature.

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

3. There are no formal restrictions on payment of common dividends by Washing-ton Energy, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the First Mortgage Bond Indentures of Washington Natural and the preferential dividend rights of holders of Washington Natural preferred stock. At
     June 30, 1995, $41,368,000 of the retained earnings of Washington Natural were restricted as to the payment of common dividends under terms of the most restrictive of the indentures securing Washington Natural's First Mortgage Bonds. Washington Natural does not intend to pay dividends to Washington Energy prior to the end of the Company's September 30, 1995 fiscal year since Washington Natural normally incurs seasonal losses in the latter part of the fiscal year which would reduce Washington Natural's retained earnings.

4. Washington Natural is the former operator of, or the successor to a former operator of, several manufactured gas plants in Western Washington. The following sites are currently undergoing investigation, remedial or monitoring actions relating to environmental contamination: (1) the Tideflats area of Tacoma, Washington; (2) Everett, Washington; and (3) Chehalis, Washington. There is another former manufactured gas plant site situated at 22nd and A Streets in Tacoma, Washington, where Washington

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (contd.)


     Natural has incurred costs, primarily for legal defense, because Washington Natural does not believe that it has responsibility as a successor to a former operator(s). This other site is not expected to result in a significant liability to Washington Natural.

     The financial statements reflect management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup believed to be feasible at each site. Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect the expected recovery of a significant portion of the total cleanup costs as discussed in greater detail below.

     The following table summarizes the expected costs, the costs recorded through June 30, 1995, the expected recoveries from insurance companies and other parties and the actual recoveries through June 30, 1995, for each of the three sites:

                                   Tideflats        Everett        Chehalis

        Estimated total
         investigation, legal
         remediation, and
         financing costs         $ 44,929,000    $  3,250,000   $  2,000,000

        Actual costs paid
         to date                   44,412,000         174,000        948,000
                                 ------------    ------------   ------------
        Balance expected to
         be paid                 $    517,000    $  3,076,000   $  1,052,000
                                 ============    ============   ============

        Expected recoveries
         from insurance
         companies and
         other parties           $ 43,738,000    $  3,250,000   $  2,000,000

        Actual recoveries
         received to date          11,882,000               -              -
                                 ------------    ------------   ------------

        Balance expected to
         be recovered            $ 31,856,000    $  3,250,000   $  2,000,000
                                 ============    ============   ============

       The remediation activities at the Tideflats site were completed as of May 1995. All known sources of contamination have been identified and remediated. Monitoring equipment is in the process of being installed at the site. In the future, ongoing monitoring and maintenance costs which will be expensed as incurred and are not estimated to be material.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (contd.)


       The Everett site is the subject of a remedial investigation study for scheduled for completion in August 1995. A feasibility study to determine the appropriate method of remediation is scheduled for completion in December 1995. The estimated total cost of the studies of $1,250,000 was expensed in the fiscal year ended September 30, 1994. Washington Natural cannot reasonably estimate the full extent of future remediation costs at the Everett site until more information is available from the remedial investigation and feasibility studies. However, a reserve for remediation costs of $2,000,000 has been established based on the preliminary information obtained during the investigation.

       The Chehalis site has been undergoing investigation and remediation activities since September 1992. The original cost estimate for the remediation was $200,000. Due to additional contamination found at the site and complications encountered in the remediation process, the estimated cost of the cleanup was increased by $1,800,000.

       Washington Natural sold the site of a former manufactured gas plant at Lake Union, now known as "Gas Works Park," to the City of Seattle on September 4, 1962. The City of Seattle, in a letter from the Seattle City Attorney dated February 24, 1995, requested that Washington Natural participate in the cleanup of this site. The letter also indicated that if Washington Natural does not participate, the City of Seattle will pursue legal remedies which the city believes are available. Washington Natural believes that the contract, which sold the land to the City of Seattle, presents substantial defenses against any claims the City of Seattle may make for environmental remediation costs, which may be incurred at this site. Because the extent of contamination at the site is unknown and the City of Seattle has not formally initiated any legal proceedings, the course of events at this site cannot be predicted. Thus Washington Natural has not recorded any liability with respect to the Gas Works site as of June 30, 1995. To the extent that Washington Natural may be required under state or federal statutes to incur remediation costs as a potentially liable party, it is believed that Washington Natural will have substantial contractual recourse against the City of Seattle.

      As indicated above, Washington Natural's financial statements as of June 30, 1995, include environmental insurance receivables in the amount of $37,647,000 primarily related to the Tideflats, Everett, and Chehalis sites, based upon successful litigation against its insurers regarding the Tideflats site. In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies that provided insurance applicable to the Tideflats site at various times dating back to the 1940s. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural.


       Under the terms of the final judgment, Washington Natural is entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of certain insurer defendants in the action. The liability of these defendant insurers is joint and several, up to the annual limits of their policies, subject to relevant underlying limits. These defendants have appealed the judgment

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (contd.)


      to the Washington State Court of Appeals; however, Washington Natural does not believe the appeal will be successful. Although the factual situation at the other sites differs in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedent established in the Tideflats case and discussion with legal counsel, believes it is probable that it has insurance coverage sufficient to recover substantially all the remediation costs at the other former gas plant sites.

      Based on all known facts and analyses, Washington Natural believes it is not likely that the identified environmental liabilities, after consideration of recoveries from insurance and other third parties and the judgment entered against certain insurance companies, will result in a material adverse impact on Washington Natural's financial position, operating results and cash flow trends.

 5. A class-action lawsuit was filed against Washington Energy and two of its officers, one of which has subsequently retired, (collectively, the Defendants) in the United States District Court, Western District of Washington, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May, 1994, the Defendants filed a Motion to Dismiss. Discovery in the case was stayed pending resolution of this motion and on July 25, 1994, the District Court issued its Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit; however, in management's opinion, the District Court s decision should be upheld on appeal.

 6. Anti-Trust Lawsuit - On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in U.S. District Court, Western District of Washington. Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the Washington Utilities and Transportation Commission (WUTC) and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit which was granted on

              NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                    (contd.)


      May 5, 1995. In dismissing Cost Management s action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management s state law claims which were dismissed without prejudice. Cost Management has filed an appeal in the 9th Circuit Court and it has filed a new lawsuit in Superior Court in King County, which was stayed pending the U.S. District Court appeal; however, in management s opinion, the District Court decision should be upheld on appeal and the suit in the Superior Court is unlikely to succeed.

7. On April 10, 1995, the State of Montana s Department of State Lands (DSL) issued a decision not to extend the time in which Montco, a Montana limited partnership in which the Company has a material interest, could commence coal mining operations under its surface mining permit, effectively terminating the surface mining permit. DSL further indicated that Montco could reapply for a surface mining permit. On June 15, 1995, Montco filed a complaint in Montana District Court requesting that the Court order DSL to issue to Montco a renewal of its surface mining permit
      and an extension of time in which to commence mining activities.   DSL s
      April 10th decision is not expected to have a material impact on the Company s plans or its ability to realize its investment in the mineral rights.

8. Current maturities of long-term debt include $25,000,000 related to the early call of the 8.80% First Mortgage Bonds with an original maturity date of August 1, 1996. These bonds will be redeemed prior to September 30, 1995, using either proceeds from a new issue of secured medium-term notes or short-term borrowings.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

RESULTS OF OPERATIONS

The Company reported a loss from continuing operations of $5.6 million for the quarter ended June 30, 1995, compared to $48.8 million for the same quarter a year ago. Income from continuing operations for the first nine months of fiscal 1995 of $18.9 million compared to a loss of $33.0 million for the same period a year ago. Losses per share on common stock were $.23 for the quarter June 30, 1995, compared with a loss of $2.08 a year ago. Earnings per share on common stock were $.79 during the first nine months of fiscal 1995, compared with a loss of $1.44 for the same period a year ago. Net loss of the principal subsidiary, Washington Natural, was $1.9 million for the quarter, compared to a $17.0 million loss for the same period last year. Net income for the first nine months of fiscal 1995 was $28.6 million compared with a net loss of $2.2 million in 1994.

The Company s utility operating results are directly impacted by weather. Despite weather being 11 percent warmer than normal and 4 percent warmer than 1994, the Company s fiscal 1995 financial results to date improved due primarily to (1) a $19 million general utility rate increase granted in June 1994, (2) a $17.5 million general utility rate increase granted in May 1995,
(3) continued growth in the number of utility customers which increased approximately 21,000 to 468,000, (4) a decrease in utility operating and maintenance costs which resulted primarily from a reduction in employment levels in the summer of 1994, and (5) the merger of Resources with a subsidiary of Cabot in May 1994 which resulted in $29.0 million in related losses in the quarter ended June 1994.

Operating Revenues

The Company's operating revenues of $78.9 million for the quarter ended
June 30, 1995, were essentially flat compared with the same period a year ago, because the improved revenues at the utility were offset by the decline in merchandising revenues. Utility revenues of $75.1 million were up 3.7% from the same period last year, due primarily to the June 1994 $19 million rate increase. Utility revenues year-to-date were up 8.2% primarily due to the June 1994 rate increase. The utility served nearly 21,000, or 5%, more customers in the current period compared to a year ago.

Merchandise and other revenues of $3.7 million were recorded by Services for the quarter, compared to $7.2 million for the same period a year ago, Merchandise revenues for the nine months year-to-date were $18.0 million compared to $31.0 million for the same period in fiscal 1994. The elimination of joint marketing and the reorganization of the merchandise functions into Services, a new subsidiary on October 1, 1993 have negatively impacted Service's ability to market its products and generate sales.

Operating Expenses

The Company's operating expenses of $72.3 million, including federal income taxes, were down $11.6 million for the three months ended June 30, 1995 compared with the same period a year ago. Operating expenses were down $8.2 million for the first nine months of fiscal 1995 from the same period last year. The decrease in operating expenses was due primarily to the workforce reduction at the utility and other one-time charges incurred in the third quarter ended June 1994.

Significant Cash Flow and Balance Sheet Changes

The three and nine month periods ended June 30, 1995, were significantly impacted by the positive cash flow resulting from the change in the purchased gas adjustment receivable.

As discussed in more detail in the future outlook section of Management's Discussion and Analysis, Washington Natural is permitted by the WUTC to accumulate in balancing accounts the differences between purchased gas costs authorized to be passed through to rate payers and actual cost of purchased gas. At September 30, 1994 Washington Natural had a purchased gas adjustment receivable of approximately $21.3 million. As of June 30, 1995 the purchased gas adjustment was a liability of $22.0 million because as natural gas prices declined during the three and nine months ended June 30, 1995, Washington Natural was able to purchase gas at costs lower than the costs currently being recovered in rates, thereby incurring an obligation to be passed through to rate payers in the future. The swing in the purchased gas adjustment balancing account from a receivable to a payable resulted in positive cash flow which was used to pay down debt. During the nine months ended June 30, 1995, on a consolidated basis, total debt was reduced by $19.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company s capital expenditure requirements which relate primarily to Washington Natural s capital expenditures to add new customers to its gas distribution system and to insure the reliability and safety of the system. Capital expenditures normally are funded with a combination of cash flow from operations after dividend payments and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from the issuance of long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors.

The Company's capital investment requirements for the first nine months of fiscal 1995 were $51.8 million. This compares to capital investment requirements for the first nine months of fiscal 1994 of $67.9 million. The fiscal 1995 requirements were met through cash provided from operations.

In addition to its capital expenditure program, the Company has short-term borrowing requirements related to its utility operations. The operating revenues and earnings of Washington Natural vary with weather conditions because over half of annual revenues are derived from customers who use natural gas primarily for space heating. This normally produces substantially increased operating earnings and cash flow during the first eight or nine months of each fiscal year and a seasonal loss and negative cash flow in the remaining three or four months, with the 12 months as a whole being profitable and generating positive operating cash flow. Because of this, Washington Natural must borrow on a short-term basis to meet its construction and operating needs for a portion of the year.

On March 31, 1995, the Company entered into a new short-term credit agreement with a lending group composed of nine commercial banks. The agreement provides for a revolving credit facility up to an aggregate amount of $250 million. Generally, advances will bear interest at market rates.
This new agreement primarily provides credit support for various short-term financing arrangements.

Additionally, WNG has an agreement to sell up to $90 million of merchandise and gas receivables. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. The Company also has a $25 million uncommitted credit line from a bank.

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

FUTURE OUTLOOK

On May 11, 1995, the WUTC issued an order approving a settlement of the general rate case filed (revenue minus purchased gas cost) in March 1995. The order provides an additional $17.7 million in margin for the utility, to cover increased costs related to plant additions and upgrades and higher costs for financing and general operations. The increase in margin reflects an authorized rate of return on common equity in the range of 11 to 11.25 percent, up from the previous level of 10.5 percent. The WUTC also stipulated that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. The order also implements a rate redesign ordered by the WUTC on April 11, 1995 to better reflect the cost of service of various classes of customers. Generally, the rate redesign lowers rates for transportation and most commercial and industrial customers while increasing the rates for residential and certain large-volume industrial customers.

In a separate decision on May 11, 1995, the WUTC issued an order to implement a purchased gas adjustment of $46.5 million on an annual basis as requested by Washington Natural. The purchased gas adjustment is the mechanism whereby Washington Natural passes through to its customers changes in the cost of gas it purchases without impacting its operating income. The purchased gas adjustment enables Washington Natural to adjust its rates with approval of the WUTC to fully recover its projected future cost of gas. Differences between actual and projected gas costs are accumulated in balancing accounts for recovery from or refund to customers as part of a future purchased gas adjustment. Natural gas prices have declined in recent months which has resulted in Washington Natural accumulating a liability to its customers in balancing accounts, based on the preceeding purchased gas adjustment approved by the WUTC in July 1993. The $46.5 million purchased gas adjustment will pass through to customers the amount previously accumulated in the balancing accounts and Washington Natural s projection of continuing lower gas prices in the future without impacting Washington Natural s operating income.

The above actions by the WUTC resolved all the outstanding rate issues. All rate adjustments took effect on May 15, 1995. As part of the May 1995 rate increase, Washington Natural agreed not to make a tariff filing for a general rate case prior to May 15, 1997. Washington Natural, however, is not precluded from filing for interim/emergency rate relief if conditions warrant such rate relief. The settlement of the general rate case and the rate redesign are key elements in improving the Company's future financial performance. In addition to improving the Company's profitability, these changes combined with the purchased gas cost adjustment will enable the Company to be more competitive in the energy marketplace.

The Company is also engaged in efforts to reduce costs and to reengineer the Company's major operating processes and procedures. The results for the nine months ended June 30, 1995, reflect the cost savings achieved primarily from a workforce reduction at the utility in the summer of 1994. The Company has contracted with a national consulting firm to assist in its reengineering efforts. Consulting expenses for the reengineering project will be approximately $4.5 million for all of fiscal 1995, but are expected to be minimal in fiscal 1996 and beyond as the Company implements the redesigned processes now being developed. The Company expects approximately $3 to $5 million in annual savings beginning in fiscal 1996 from the Reengineering efforts.

COMMON DIVIDEND

The Company has paid a dividend of 25 cents per share in each of the quarters ended December 31, 1994, March 31, 1995, and June 30, 1995. The Company expects that the quarterly dividend of 25 cents per share will be maintained. For federal income tax purpose of the Company s shareholders, the dividend paid in the first quarter ended December 31, 1994 was fully taxable.
However, the Company anticipates that the dividends paid in the second, third and fourth quarters of fiscal 1995 will be partially or fully nontaxable return of capital distributions. The exact portion which will be a return of capital will be reported to shareholders on the tax information Form 1099-DIV in early January 1996.

PART II - OTHER INFORMATION

Item 5.  Ratio of Earnings to Fixed Charges

         The ratios of earnings to fixed charges for the twelve months ended June 30, 1995 and 1994 were 1.89 and .77, respectively. Earnings for the twelve months ended June 30, 1994, were inadequate to cover fixed charges and the coverage deficiency was $7,156,000.

Item 6. Exhibits and Reports on Form 8-K filed during the Quarter Ended June 30, 1995.

         (a)   Exhibits - None

         (b)   Reports on Form 8-K.

A report on Form 8-K was filed by Washington Energy and Washington Natural on May 2, 1995, regarding the rate case settlement of $17.7 million for the utility and the Company's operating results for the quarter ended March 31, 1995.

A report on Form 8K was filed by Washington Energy and Washington Natural on May 17, 1995, regarding an antitrust lawsuit brought by Cost Management Services, Inc. against Washington Natural. The U.S. District Court for the Western District of Washington dismissed the suit citing the state action doctrine as a bar to antitrust claims against Washington Natural.

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


                              WASHINGTON ENERGY COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Chief Financial Officer
                              (the Principal Financial Officer)


                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Senior Vice President - Finance, Planning and Development and Chief Financial Officer
                              (the Principal Financial Officer)











August 15, 1995