Form 10-K
period 1995-09-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1995-12-29
CIK 225998, 104880

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
         For the fiscal year ended September 30, 1995

                                       or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
         For the transition period from               to                .

                                                                           I.R.S. Employer
Commission File   Exact Name of Registrant as Specified     State of       Identification
    Number                    in Its Charter              Incorporation        Number
---------------   -------------------------------------   -------------    ---------------
   001-11227      Washington Energy Company               Washington         91-1005304
   001-11271      Washington Natural Gas Company          Washington         91-1005303

                                                                          Registrants' Telephone Number,
Address of Principal Executive Offices               Zip Code                  Including Area Code
--------------------------------------               --------             ------------------------------
815 Mercer Street, Seattle, Washington               98109                        (206) 622-6767

           Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of Each Exchange
      Title of Each Class                                   on Which Registered
      -------------------                                   ---------------------
      Common Stock, $5 Par Value of Washington              New York Stock Exchange
      Energy Company

      7.45% Series II, Cumulative Preferred                 New York Stock Exchange
      Stock, $25 Par Value of Washington Natural
      Gas Company

      8.50% Series III, Cumulative Preferred                New York Stock Exchange
      Stock, $25 Par Value of Washington Natural
      Gas Company


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

Aggregate market value of the voting stock held by non-affiliates of Washington Energy Company, computed by reference to the average of the high and low prices of such stock on December 15, 1995: $455,195,049.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                                              Outstanding
                Registrant                        Title of Stock           December 15, 1995
        ----------------------------------     --------------------     -----------------------
        Washington Energy Company                  $5 par value               24,116,294
        Washington Natural Gas Company             $5 par value               10,982,107


                    Documents Incorporated by Reference:  None

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                                                 Page
    Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         (a) General Development of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

         (b) Financial Information About Industry Segments  . . . . . . . . . . . . . . . . . . . . . .  5

         (c) Description of Business - Washington Natural Gas Company . . . . . . . . . . . . . . . . .  5

             (1) Territory Served   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             (2) Competitive Conditions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

             (3) Customer Usage   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

             (4) Employee Relations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

             (5) Franchises   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

             (6) Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

             (7) Gas Supply   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
                    General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
                    Natural Gas Pipeline Deregulation . . . . . . . . . . . . . . . . . . . . . . . . .  8
                    Gas Supply Portfolio  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                    Gas Transportation Capacity . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
                    Gas Storage Capacity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
                    LNG and Propane Air . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
                    Capacity Release  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
                    The Western Market Center . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
                    Reallocation of Pipeline Transition Costs . . . . . . . . . . . . . . . . . . . . . 11

             (8) Regulation and Rates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

             (9) Regulated Equipment Rentals  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

            (10) Merchandise Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

            (11) New Construction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

            (12) Utility Operating Statistics . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

             Description of Business - Oil and Gas Exploration
               and Production . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

             Description of Business - Merchandise and Energy
               Efficiency Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

             Description of Business - Coal and Railroad Properties . . . . . . . . . . . . . . . . . . 18

PART I (Continued)                                                                                      Page
             Description of Business - Other Businesses . . . . . . . . . . . . . . . . . . . . . . . .  19

             Description of Business - Discontinued Biowaste
               Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

        (d)  Financial Information About Foreign and
               Domestic Operations and Export Sales . . . . . . . . . . . . . . . . . . . . . . . . . .  19

    Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

    Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

    Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .  20

             Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART II

    Item 5.  Market for Registrant's Common Stock and Related
               Shareholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

    Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

    Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .  26

    Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . .  40

    Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .  90

PART III

    Item 10. Directors and Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . . .  90

    Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  93

    Item 12. Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  99

    Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . .  99

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 101

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 109

NOTE: All references to years and quarters in this filing are on the basis of a fiscal year ended September 30 unless otherwise indicated.

                                     PART I

Item 1.  Business

(a)  General Development of Business

Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washington Natural") is engaged primarily in the retail distribution of natural gas. The Company holds an equity position in a publicly traded oil and gas exploration and production company, and through various subsidiaries, is also engaged in the business of selling gas appliances, energy efficient and security products for the home and holds certain coal-related investments. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act.

The Company was incorporated in 1977 and acquired the common stock of Washington Natural and its wholly-owned subsidiaries through a merger in 1978. Washington Natural and its predecessors have manufactured and distributed gas since prior to the turn of the century and since 1956 have distributed natural gas in the Puget Sound region of western Washington state. Washington Natural entered the gas appliance sales business in the late 1950s when natural gas became available in the region. In response to higher prices for and reduced availability of natural gas in the early 1970s, Washington Natural, through its former subsidiaries, entered the oil and gas exploration and production business, the energy-efficiency products business and initiated its coal-related investments. Washington Energy was formed in 1977 to serve as the holding company for the diverse energy related businesses conducted by Washington Natural and the other subsidiaries.

As part of a change in business strategy, the Company, in 1994, sold its biowaste technology business started in 1984, and merged its oil and gas subsidiary, Washington Energy Resources Company ("Resources"), with a subsidiary of Cabot Oil & Gas Corporation ("Cabot"), Houston, Texas. Additionally, in October 1993 the Company combined its appliance sales, energy efficiency products and home security businesses in a new subsidiary, Washington Energy Services Company ("Services").

On October 18, 1995, Washington Energy and Washington Natural entered into an agreement to merge Washington Energy and Washington Natural with Puget Sound Power & Light Company ("Puget") which, as the surviving corporation, will be renamed at the effective time of the merger. Puget is an electric utility servicing the Puget Sound area of western Washington. The merger would create the largest combined electric and gas utility in the Sate of Washington. The merger must be approved by the holders of the common stock of Washington Energy, the holders of the preferred stock of Washington Natural, and the holders of the common stock of Puget. In addition, the Washington Utilities and Transportation Commission ("WUTC"), which regulates both utilities, must approve the merger and certain other conditions in the merger agreement must be satisfied or waived. A joint proxy statement/prospectus will be sent to shareholders of the three companies early in calendar 1996. Washington Energy common shareholders and Washington Natural preferred shareholders will be asked to vote on the merger at a combined shareholder meeting currently scheduled for March 20, 1996, and Puget shareholders will vote at a special shareholder meeting scheduled on the same date. Regulatory approval is expected prior to the end of calendar 1996.

The merger requires approval by holders of two-thirds of the common shares of Washington Energy and Puget as well as by two-thirds of the holders of the two series of Washington Natural preferred stock voting separately. In the event the merger is approved by the common shareholders of Washington Energy and Puget, but not by the holders of either series of Washington Natural preferred stock, the merger of Washington Energy or Puget would proceed with Washington Natural remaining a wholly-owned subsidiary of the new company. If the merger is approved, each share of Washington Energy common stock will be exchanged for
 .860 of a share of Puget common stock and each share of (subject to the approval of the merger by the holders of the Washington Natural preferred stock) preferred stock of Washington Natural will be exchanged for one share of Puget preferred stock with like rights and preferences (including par value, dividends, redemption provisions and rights upon liquidation).

The Company's and Washington Natural's principal executive offices are located at 815 Mercer Street, P.0. Box 1869, Seattle, Washington 98111, and their telephone number is (206) 622-6767. This Form 10-K is filed on behalf of the Company and Washington Natural, which companies are referred to herein as Registrants.

(b)  Financial Information About Industry Segments

See Note 17 of Notes to Consolidated Financial Statements.

(c)  Description of Business

Washington Natural Gas Company

Washington Natural is engaged predominately in the distribution of natural gas at the retail level. Washington Natural has two subsidiaries, WNG Cap I and WNG Cap II, created to enhance Washington Natural's ability to lower its pipeline transportation costs through capacity release and to provide other gas-related services to be determined.

(1)  Territory Served

Washington Natural distributes natural gas in a service area extending for approximately 150 miles from north to south in the Puget Sound area of Washington state which accounts for approximately 2,619 square miles, or 3.9% of the state's land area. The five counties in which Washington Natural's service area is located have a total estimated population of approximately 3,054,000 (56% of the state's population). During 1995, Washington Natural served an average of 465,000 customers.

Washington Natural's service area includes over 60 incorporated municipalities. In addition to Seattle, this area includes four other major cities or industrialized areas which combine to form the core of Washington Natural's service territory. Seattle, with 24% of customers accounted for 25% of 1995 revenues. Tacoma with 11% of customers accounted for 13% of 1995 revenues. Bellevue with 6% of customers accounted for 6% of 1995 revenues. Kent with 5% of customers accounted for 5% of 1995 revenues. And Everett with 3% of customers accounted for 5% of 1995 revenues.

(2)  Competitive Conditions

The natural gas business competes with oil for industrial uses and space heating, with electricity for drying, cooking, water heating and space heating, and with wood for residential space heating. Although Washington Natural has no direct competition from others distributing natural gas in the territory it now serves, it does compete with gas marketers in the sale, but not the delivery (transportation), of natural gas. Large industrial and commercial end-users also have the option to bypass Washington Natural's distribution system by constructing pipelines to interconnect directly with the interstate pipeline which transports all the natural gas consumed in the region, although no significant bypass by customers has occurred to date.

Washington Natural currently has a significant competitive price advantage over both electricity and fuel oil in its service territory. In a recent Washington Natural survey of residential energy costs, fuel oil for space heating was approximately 26% more expensive than gas and electricity for residential space heating was up to 169% more expensive than gas. Conversions of residential users to gas from oil and electricity remain an important source of new customer additions, with approximately 8,000 residential users converting to gas in 1995. Washington Natural successfully competes with all the electric utilities in its service area for new customers in the new housing construction market, with approximately 11,000 new homes utilizing gas for space and water heating in 1995. Washington Natural's overall market share of the new single-family home construction market in its service territory exceeded 75% for 1995. In residential areas where gas mains have already been extended, Washington Natural's market share for space and water heating in new construction is even higher. Since the cost of natural gas remains substantially lower than the cost of electricity for home space and water heating throughout its service area, Washington Natural expects that its share of the new home market will continue at approximately 75%, and that conversions of existing homes to gas will continue to be a major source of new customers. In 1995, Washington Natural's total customer base grew by approximately 21,000 new customers, or 5%.

Washington Natural began offering gas transportation service to its industrial customers in 1986. Washington Natural's wholesale gas supplier at the time, Northwest Pipeline Corporation ("Pipeline"), provided "open access" to its system under interim federal regulations that enabled Washington Natural to provide such service. The Federal Energy Regulatory Commission ("FERC") granted Pipeline permanent authority to provide transportation service to local distribution companies ("LDCs") and end users in 1988. The availability of both firm and interruptible transportation service, which enables industrial end users to purchase lower cost gas supplies directly from U.S. and Canadian producers, is an important factor in maintaining gas usage by those end users during periods of low residual oil prices. Continued evolution in the natural gas industry, resulting primarily from FERC Order

Nos. 436, 500 and 636, has served to increase the ability of large gas end users to bypass Washington Natural in obtaining gas supply and transportation services. Nevertheless, to date, Washington Natural has not lost any substantial industrial load as a result of bypass. Further, most industrial users that have a choice of alternate fuels have continued to use gas due to price and other considerations.

In November 1993, Washington Natural began offering a new tariff for transportation services on its distribution system. While in the past as many as 160 customers annually have taken advantage of the potential savings provided by transportation service, in 1995, on average, approximately 55 commercial and industrial customers chose to receive only transportation service. Most customers have chosen to remain either firm or interruptible gas sales customers of Washington Natural.

Natural gas should continue to play a prominent energy role in the Pacific Northwest due to the abundant gas supplies available at competitive prices. Competition with oil in the industrial market continues but is lessening due to increasingly stringent air quality control measures in Washington Natural's service area.

(3)  Customer Usage

Washington Natural's operating revenues and earnings vary seasonally with temperature and weather conditions, particularly in the winter and summer months, because over 90% of its customers use natural gas for space heating.

(4)  Employee Relations

As of September 30, 1995, Washington Energy had 1,340 employees of which 1,217 were employed by Washington Natural. Subsequent to September 30, 1995, Washington Natural reduced the number of its salaried employees by 4%. In 1994, Washington Natural reduced overall staffing by 12%, across all employee classifications. Washington Natural has 820 employees organized within eight local unions with which it has collective bargaining agreements. During 1995, Washington Natural reached collective bargaining agreements with all five unions which had contracts that expired in 1995. The new contracts generally reflected an average annual increase in base wages and benefits of 3% for each of the next three years, the effect of which is partially offset by decreases in the premium time wage rate for certain work. There are no contracts currently under negotiation and the earliest contract expiration is November 30, 1997.

(5)  Franchises

Washington Natural holds nonexclusive franchises from all of the incorporated communities it services except the City of Lacey, and excluding four communities in which franchise renegotiations are in progress. The Seattle franchise is perpetual and franchises covering other municipalities generally run for terms of 25 years. Washington Natural also holds certain franchises and revocable permits issued by the Washington State Department of Transportation covering Washington Natural's facilities located beneath state highway rights-of-way. In addition to the franchises mentioned, Washington Natural holds a Certificate of Public Convenience and Necessity granted by the WUTC to serve the area in which its distribution system is located.

(6)  Environmental Matters

For a description of environmental matters related to the Company and Washington Natural, see Note 10 of Notes to Consolidated Financial Statements.

(7)  Gas Supply

General

Washington Natural currently purchases a blended portfolio of long-term firm, short-term firm, and spot gas supplies from a diverse group of major and independent producers and gas marketers in the U.S. and Canada. Prior to implementation of FERC Order No. 636 on November 1, 1993, Washington Natural purchased a portion of its firm gas supply from Pipeline under a firm sales agreement. All of Washington Natural's gas supply is ultimately transported through Pipeline, the sole interstate pipeline directly supplying the western Washington area.

For baseload and peak-shaving purposes, Washington Natural supplements its portfolio of firm gas supply by purchasing natural gas at generally lower prices in summer, injecting it into underground storage facilities and withdrawing it during the winter heating season. The storage facilities at Jackson Prairie in Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using Washington Natural's gas held in Pipeline's liquefied natural gas ("LNG") facility at Plymouth, Washington, and by producing propane air gas at a plant owned by Washington Natural and located on its distribution system.

Washington Natural expects to meet its firm peak day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. Washington Natural believes that it will be able to acquire incremental firm gas supply resources, which are reliable and reasonably priced, to meet anticipated growth in the requirements of its firm customers for the foreseeable future. Washington Natural is committed to securing least cost sources of reliable gas supply, including demand side management resources, and to optimizing resources to their highest and best use in order to best serve the needs of its firm customers.

Natural Gas Pipeline Deregulation

The implementation of FERC Order No. 636 by Pipeline on November 1, 1993, completed the deregulation of its activities as an interstate natural gas pipeline and unbundled sales services formerly performed by Pipeline. The complete unbundling of Pipeline's services at that date finalized Washington Natural's transition from purchasing all of its gas supply from Pipeline prior to 1986 to purchasing all gas supplies directly from producers and gas marketers. As part of the transition, Washington Natural was assigned certain long-term firm gas supply agreements of Pipeline effective November 1, 1992, and November 1, 1993. In order to deliver gas supplies purchased directly from suppliers to its distribution system, Washington Natural assumed long-term, firm transportation capacity on the transmission systems of Pipeline and Pacific Gas Transmission Company ("PGT"), together with associated demand charge obligations. Washington Natural also acquired storage capacity with associated demand charge obligations at Clay Basin in two increments effective April 1991 and April 1993.

Gas Supply Portfolio

For the current winter heating season, Washington Natural has contracted for approximately 25% of its expected peak day gas supply requirement from sources originating in British Columbia under a combination of long-term and winter peaking purchase agreements and firm gas exchange arrangements. Long-term gas supplies from Alberta represent approximately 10% of the peak day requirement. Long- term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 25% of the peak day portfolio. The balance of the peak day requirement is expected to be met with gas stored at Jackson Prairie, LNG held at Pipeline's Plymouth facility and propane air gas, approximately 25%, 10% and 5%, respectively.

The current firm, long-term gas supply portfolio consists of arrangements with 12 producers and gas marketers with no single supplier representing more than 14% of the expected peak day requirement. The contracts have remaining terms from less than one year to nine years with an average term of five years. All but one of the supply contracts assigned to Washington Natural by Pipeline have expired. The one remaining contract, with an Alberta supplier, has a remaining term of nine years. All of the current gas supply contracts contain market sensitive pricing provisions based on various published indices.

Washington Natural's firm gas supply portfolio is structured to take advantage of regional price differentials and to market gas and services outside Washington Natural's service territory ("off system sales") when market opportunities arise and system supply requirements permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in sourcing gas supplies in off-peak periods to minimize costs. These activities lower the overall cost of gas for customers on Washington Natural's distribution system. In 1995, Washington Natural's off system sales totaled approximately 16 billion cubic feet ("BCF") of gas which generated $3.4 million of gross margin. Washington Natural is also an active participant in the exchange of gas with other suppliers or marketers on different pipelines which generated $1.2 million in gross margin. The savings or margin from these activities do not affect Washington Natural's earnings, but are passed on to Washington Natural's ratepayers through the purchased gas adjustment ("PGA") mechanism.

Gas Transportation Capacity

Washington Natural currently holds firm transportation capacity on Pipeline and PGT. Holders of such capacity pay fixed monthly demand charges for the right, but not the obligation, to transport a specified quantity of gas from a receipt point to a delivery point on the pipeline each day for the term of the agreement.

Firm transportation capacity on Pipeline was initially made available to utilities in 1988 under permanent authority of FERC Order No. 436. Washington Natural holds firm capacity on Pipeline totaling 444,533 million British thermal units ("MMBtu") per day acquired under five agreements at various times prior to November 1, 1993, plus an additional 10,000 MMBtu per day acquired effective November 1, 1995. The agreements provide for receipt of 196,705 MMBtu per day at Sumas on the Washington border with British Columbia, 181,892 MMBtu per day at various points in Wyoming, Colorado, and Utah and 75,936 MMBtu per day at several interconnections with PGT. Washington Natural also holds seasonal firm capacity on Pipeline for receipt of 188,372 MMBtu per day at the Jackson Prairie storage field and 70,500 MMBtu per day at the Plymouth LNG facility. This capacity is available to deliver storage gas to Washington Natural's distribution system during the heating season. The firm capacity from Jackson Prairie will increase by 47,926 MMBtu per day effective with the completion of an expansion project in the winter of 1996 to increase the rate of daily deliverability from the field. Washington Natural's firm transportation capacity contracts with Pipeline have remaining terms ranging from 9 to 20 years. However, Washington Natural has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under then current FERC orders.

Washington Natural holds firm transportation capacity on PGT totaling 90,392 MMBtu per day from Kingsgate on the Idaho border with British Columbia to various interconnections with Pipeline. Gas originating in Alberta is transported to Pipeline utilizing this capacity for subsequent delivery by Pipeline to Washington Natural's distribution system. The contract for this capacity has a remaining term of 28 years.

Gas Storage Capacity

Washington Natural holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities. The Jackson Prairie facility, one-third owned and operated by Washington Natural, is used primarily for intermediate peaking purposes as it is designed to deliver a large volume of gas over a relatively short time period. Washington Natural has peak, firm delivery capacity of 188,372 MMBtu per day and total firm storage capacity of 6,341,660 MMBtu at the facility. A project will be completed in the winter of 1996 to increase the daily deliverability, but not the total storage capacity, of the Jackson Prairie facility. Washington Natural's share of the expansion will be 47,926 MMBtu per day. The location of the Jackson Prairie facility in Washington Natural's service area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak day gas requirements. The Clay Basin storage facility is intended as a baseload gas supply source, as well as a peaking supply source. Washington Natural has a maximum firm withdrawal capacity of 111,300 MMBtu per day from the facility with total storage capacity of 13,419,000 MMBtu. The capacity is held under two contracts with remaining terms of 18 and 25 years.

LNG and Propane Air

LNG and propane air gas provide gas supply on short notice for short periods of time. These sources are utilized as the supply of last resort in extreme peak demand periods lasting a few hours or days due to their high cost. Washington Natural has long-term contracts for storage of 241,700 MMBtu of its gas as LNG at Pipeline's Plymouth facility which equates to approximately three and one-half days supply at maximum daily deliverability of 70,500 MMBtu. Washington Natural owns storage capacity for approximately 1.4 million gallons of propane. The facilities are capable of delivering the equivalent of 30,000 MMBtu of gas per day for up to four days directly into Washington Natural's distribution system.

Capacity Release

One of the most significant changes resulting from the deregulation of the natural gas industry is the advent of capacity release to counter the impact on pipeline customers of straight fixed variable rate design used by interstate pipelines. Under this rate design, essentially all pipeline costs are recovered from customers through fixed monthly demand charges, rather than volumetrically as in the past. The FERC provided the capacity release mechanism as the means for holders of firm capacity to relinquish temporarily unutilized pipeline capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by prearrangement. All capacity available for release is posted on electronic bulletin boards of the pipelines. Washington Natural utilized buy/sell and capacity release mechanisms in off-peak periods to recoup $2.8 million in demand charges in 1995. WNG CAP I and WNG CAP II, wholly-owned subsidiaries of Washington Natural, were formed to provide additional flexibility and benefits from capacity release. All savings from capacity release are passed on to Washington Natural's ratepayers through the PGA mechanism. In addition, off-system sales activities have often bundled gas sales or other services with transportation which has increased capacity utilization. In approving Washington Natural's PGA effective May 15, 1995, the WUTC has allowed all capacity related demand charges incurred through that date to be recovered in rates.

The Western Market Center

In 1995, Washington Natural elected to participate in The Western Market Center ("TWMC"), a newly-formed, regional gas supply and market hub in the Muddy Creek area in southwest Wyoming. TWMC is essentially a computerized electronic gas trading and management system associated with a hub located at the interconnection of five major pipelines: Pipeline, Questar, Kern River, Colorado Interstate Gas and Overland Trail. Participation in TWMC will enable Washington Natural to provide gas management services including gas parking and lending to a wider market of off-system customers. This is expected to increase off-peak utilization of Washington Natural's storage and pipeline capacity as well as its gas supply resources which should reduce the overall cost of gas supplies for Washington Natural's ratepayers. Washington Natural will have a 10% ownership interest in TWMC.

Reallocation of Pipeline Transition Costs

In May 1994, Pipeline was ordered by the FERC to modify the previous allocation of transition costs, totaling $34 million plus interest, incurred in "unbundling" interstate pipeline services. Under this order, Washington Natural's share of these costs increased from $1.2 million, previously paid, to $10.4 million, inclusive of interest. Washington Natural and six other customers filed requests for rehearing. On December 20, 1994, the FERC issued an order denying the rehearing requests and permitting Pipeline to bill customers under the modified allocation methodology. Pending the outcome of an appeal to the United States Court of Appeals, Washington Natural began making monthly payments to Pipeline in May 1995 under a 12 month payment schedule. The WUTC has allowed Washington Natural to recover the full amount of the liability as part of the PGA which went into effect on May 15, 1995.

(8)  Regulation and Rates

Washington Natural is subject to the jurisdiction of, and regulation by, the WUTC, a three-member body appointed by the governor of Washington state. Such regulation relates principally to rates; service; issuance of securities; acquisition, extension and abandonment of facilities; affiliated party transactions and safety regulations. Under Washington law, the WUTC is required to act upon rate filings within 11 months of the date of filing.

Since 1971, the WUTC has permitted Washington Natural to pass-on to its customers, through changes in its rates, all changes in the price of gas it purchases from non-affiliated suppliers, using the PGA mechanism. This mechanism allows Washington Natural to pass these cost increases or decreases on to its customers on a timely basis, resulting in no material impact on net income. Since disallowing a portion of the cost of gas purchased from a subsidiary of Resources, a Washington Natural affiliate, in a 1992 order, the WUTC has authorized three PGAs. The effects of the adjustments in 1992 and 1993 substantially increased rates and were allowed on a timely basis. On May 11, 1995, the most recent PGA was approved by the WUTC, effective May 15, 1995. This PGA results in a pass-through to customers, of an annual reduction in the cost of purchased gas of $46.5 million.

July 1992 Rate Case

In July 1992, Washington Natural filed with the WUTC for a general rate increase, Docket No. UG-920840 (the "July 1992 Rate Case"), requesting an additional 13%, or $41.4 million, in annual revenues and therefore margin. Of the requested amount, $28.4 million, or 8.9%, was for general rate relief. The remainder covered new programs such as environmental cleanup activities, compliance with revisions to safety rules, the replacement of unprotected steel and cast iron underground pipe, and the proposed development of public compressed natural gas refueling stations for natural gas vehicles. At a subsequent date, Washington Natural reduced its rate request to $14.8 million, on an annual basis.

On September 27, 1993, the WUTC issued its decision in the rate case, ordering a decrease in Washington Natural's rates and margin of $15.4 million on an annual basis, effective October 9, 1993. The principal differences in the annual revenue requirement between Washington Natural's rate request and the WUTC's ordered rate reduction were:

(1) approximately $11 million of adjustments made by the WUTC to disallow certain expenses related to advertising, marketing and merchandising;

(2) approximately $10 million due to an allowed overall rate-of-return of 9.15% on a rate base of $483.9 million compared to Washington Natural's proposed overall rate-of-return of 9.98% on $504.0 million of rate base;

(3) $5.2 million related to disallowance of Washington Natural's proposed attrition allowance; and

(4)   $4.8 million associated with the weather normalization calculation.

November 1993 Rate Case

After reviewing the WUTC's decision in the July 1992 Rate Case and giving consideration to filing of a motion for reconsideration with the WUTC, Washington Natural determined that the most appropriate action would be to file a limited-scope general rate case. This case, Docket No. UG-931405, was filed in November 1993 (the "November 1993 Rate Case"), and requested a revenue and margin increase of $24.6 million. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of additional utility plant for system improvements and expansions since calendar year 1991, which was used as the base measurement year in the July 1992 Rate Case. On May 27, 1994, the WUTC issued an order approving a settlement of the November 1993 Rate Case. The terms of the settlement agreement provided for a $19.0 million increase in annual revenue and margin and an agreement that Washington Natural would not request an increase in total revenues other than PGA filings or in certain limited circumstances prior to March 1, 1995.

March 1995 Rate Case

In March 1995, Washington Natural filed a general rate case (the "March 1995 Rate Case") seeking to raise rates by 8.5%, or $35.4 million on an annual basis. The filing was requested in order to reflect the higher costs of capital and increased operating costs as a result of customer growth. As part of the filing, Washington Natural petitioned that $17.8 million of the $35.4 million request be granted as interim rate relief.

On May 11, 1995, Washington Natural and the WUTC reached a negotiated settlement of the March 1995 Rate Case. The settlement ordered a $17.7 million annual increase in revenue and margin. The increase reflects an authorized rate-of-return on common equity in the range of 11% - 11.25%, up from the previous level of 10.5%. The WUTC also stipulated that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. The new rates became effective May 15, 1995. As part of the settlement, Washington Natural has agreed not to make a general rate case filing prior to May 15, 1997. The agreement, however, does not preclude filing under the PGA mechanism or for interim emergency rate relief if conditions warrant such rate relief.

Rate Redesign Filing

As a result of the WUTC's decision in the July 1992 Rate Case, Washington Natural filed a Transportation Service, Cost of Service and Rate Redesign Proposal in June 1994 (the "Rate Redesign Filing"). In its July 1992 Rate Case decision, the WUTC did not accept any of the cost of service methodologies proposed, explaining that the changing nature of the industry, including the separate and distinct function of providing transportation service, required additional consideration. The Rate Redesign Filing, Docket No. UG- 940814, included proposed rates that would better reflect the actual cost of serving various classes of customers. The filing applied a methodology that takes peak demand costs into consideration in addition to average volumetric throughput. This peak and average approach is, in Washington Natural's opinion, responsive to the reality of the current natural gas environment and treats transportation as a separate and distinct service.

On May 11, 1995, the WUTC ordered the implementation of a cost-based rate design effective May 15, 1995. The order, while revenue neutral in total, shifted rates and costs, and thus margin responsibility, among customer classes. The average margins for transportation service decreased by 26% and margins for larger volume industrial sales customers decreased by 27%. The order also raised average residential margins 4.5%. Firm commercial and smaller industrial average margins were not affected. The changes in transportation and industrial margins make the utility economically indifferent to customer choices between transportation and sales service. The order enhances Washington Natural's ability to offer rates that support cost effective and responsible growth.

Line Extension and New Customer Addition Policy

In March 1995, the WUTC approved a new tariff for extending natural gas mains and services to new customers. Under the new policy, main and service extensions that meet the target rate-of-return, currently 9.15%, based on an analysis of estimated costs and gas usage, are provided to customers without additional contributions. This new policy helps ensure that new customer growth is profitable. If a new main or service extension is estimated to have a rate-of-return of less than 9.15%, the customer is required to make either a one-time contribution or pay a new customer rate, at the customer's choice. A contribution is a one-time advance payment to cover project costs. This advance payment may be refundable at the end of five years based on additional new customer load which has been added to the new main or service extension since it was initially installed. The other choice is payment of a nonrefundable new customer rate for five years. The new customer rate is essentially a surcharge of 11.5 cents per therm for new residential developments or 17 cents per therm for residential or small commercial conversions.

(9)  Regulated Equipment Rentals

Washington Natural is also engaged in the business of leasing water heaters and conversion burners for residential and commercial use. As of September 30, 1995, Washington Natural had approximately 119,000 active equipment leases to customers with an original cost and net book value of approximately $74 million and $64 million, respectively. Lease revenues are included in the financial statements as part of Regulated Utility Sales since the rates charged are subject to the approval of WUTC. Lease revenues were $10,317,000, $9,405,000 and $7,712,000 for 1995, 1994 and 1993 respectively.

(10) Merchandise Marketing

In order to address the concerns raised by the WUTC regarding allocations between Washington Natural's regulated activities and non-regulated merchandise activities, the merchandise sales business was transferred on October 1, 1993 to Services, a newly-formed subsidiary of Washington Energy. At that time, Washington Natural terminated all merchandise sales activity. See Merchandise and Energy Efficiency Products on page 19.

(11) New Construction

Washington Natural is one of the fastest growing natural gas LDCs in the nation due to economic growth in its service area and the high conversion rate of existing homes to gas. In 1995 and 1994, Washington Natural made $87.2 and $84.5 million, respectively, in capital expenditures to add new customers and to maintain the reliability and safety of its distribution system. Washington Natural's capital spending in 1996 is projected to be $86 million.

See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations at page 36.

(12) Washington Natural Utility Operating Statistics

                                                                       Year Ended September 30,
                                                 ------------------------------------------------------------------
                                                   1995           1994          1993           1992          1991
                                                 --------       --------      --------       --------      --------
                                                                           (in thousands)
Regulated utility sales:
  Residential firm gas sales                     $231,202       $206,602      $195,936       $152,015      $160,265
  Commercial firm gas sales                        97,396         91,749        87,644         67,393        72,833
  Industrial firm gas sales                        25,860         28,827        23,967         17,226        20,472
  Interruptible gas sales                          44,541         51,425        44,160         29,593        43,563
  Transportation services                          10,732          8,399         8,434         11,231         6,783
  Other                                            10,317          9,405         7,712          7,481         7,136
                                                 --------       --------      --------       --------      --------
    Total regulated utility
     sales                                       $420,048       $396,407      $367,853       $284,939      $311,052
                                                 ========       ========      ========       ========      ========
Customers, average number
 served:
  Residential firm                                423,195        403,642       383,291        361,454       337,815
  Commercial firm                                  38,378         37,112        35,951         34,503        33,011
  Industrial firm                                   2,754          2,824         2,844          2,857         2,842
  Interruptible                                     1,037          1,009           988            948         1,037
  Transportation                                       55             36            68            130            56
                                                  -------        -------       -------        -------       -------
    Total average customers                       465,419        444,623       423,142        399,892       374,761
                                                  =======        =======       =======        =======       =======

Gas volumes (thousands of therms):
  Residential firm sales                          398,283        371,472       382,118        301,887       346,782
  Commercial firm sales                           179,725        174,668       177,724        142,402       162,915
  Industrial firm sales                            55,365         62,698        54,096         52,019        49,309
  Interruptible sales                             132,312        151,175       127,678         78,645       131,278
  Transportation volumes                          156,945        119,590       159,765        199,143       156,402
                                                  -------        -------       -------        -------       -------
    Total gas volumes                             922,630        879,603       901,381        774,096       846,686
  Company use                                         729            801           848            838           699
  Unaccounted for                                   1,328            489        (2,318)           660        (2,348)
                                                  -------        -------       -------        -------       -------
    Total send out                                924,687        880,893       899,911        775,594       845,037
                                                  =======        =======       =======        =======       =======

                                                                        Year Ended September 30,
                                                  ------------------------------------------------------------------
                                                    1995           1994          1993           1992          1991
                                                  --------       --------      --------       --------      --------
Average use per customer (therms):
  Residential firm                                     941            921           998            835         1,027
  Commercial firm                                    4,683          4,708         4,903          4,127         4,935
  Industrial firm                                   20,103         22,035        24,618         18,208        17,350
  Interruptible                                    127,591        147,315       129,231         82,959       126,594
  Transportation                                 2,853,545      3,400,694     2,133,676      1,531,869     2,792,893

Average revenue per customer:
  Residential firm                              $      546     $      512    $      511     $      421    $      474
  Commercial firm                                    2,538          2,472         2,438          1,953         2,206
  Industrial firm                                    9,390         10,208         8,427          6,029         7,203
  Interruptible                                     42,952         50,966        44,695         31,216        42,009
  Transportation                                   195,127        233,306       124,029         86,392       121,125

Average revenue per therm (cents):
  Residential firm                                    58.0           55.6          51.3           50.4          46.2
  Commercial firm                                     54.2           52.5          49.3           47.3          44.7
  Industrial firm                                     46.7           46.0          44.3           33.1          41.5
  Interruptible                                       33.7           34.0          34.6           37.6          33.2
    Total sales customers                             52.1           49.8          47.4           46.3          43.0
  Transportation                                       6.8            7.0           5.3            5.6           4.3

Average cost per therm
 (cents) (1):                                         28.6           29.5          24.0           22.7          20.0

Weather - degree days                                4,201          4,289         4,702          3,933         4,888
  % of normal (30-yr avg)                              88%            90%           98%            82%          101%


(1) Average Cost Per Therm includes both fixed and variable elements, and it is not a common gas industry practice to allocate these among classes of customers. Washington Natural does not sell or transport gas to any of its customers at a loss or on a break-even basis.

Oil and Gas Exploration and Production

The Company has participated in the oil and gas exploration and production business since 1974 through Resources and its predecessor, Thermal Exploration, Inc., and since 1994, through its investment in Cabot. On May 2, 1994, Resources was merged in a tax-free exchange with a wholly-owned subsidiary of Cabot based in Houston, Texas. Through the merger the Company currently owns 16.4% of Cabot's outstanding voting securities consisting of 2,133,000 shares of common stock, representing 9.4% of total common shares outstanding, and 1,134,000 shares of convertible voting preferred stock. William P. Vititoe, Chairman of the Board of Directors, Chief Executive Officer and President of Washington Energy, and Robert F. Bailey, a director of Washington Energy, also became members of Cabot's Board of Directors. See Note 13 of Notes to Consolidated Financial Statements for further discussion of the merger transaction.

The Company is accounting for its investment in Cabot's common stock using the equity method, whereby the Company is recording its proportionate share of

Cabot's earnings and losses available to common shareholders as "Other income (expense)". Only a brief summary of Cabot's business, taken from its 1994 Form 10-K filing, is presented here since Cabot's stock is publicly traded on the New York Stock Exchange ("NYSE") and more detailed information is available in its filings with the Securities and Exchange Commission ("SEC"). Cabot's fiscal year corresponds to the calendar year.

Substantially all of Cabot's operations are in the Appalachian Region of West Virginia, Pennsylvania and New York, and in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, in the Green River Basin of Wyoming and in South Texas. Cabot has operated in the Appalachian Region for over 100 years and in the Anadarko Basin for over 50 years. Cabot's proved reserves at December 31, 1994, totaled approximately 1,001 billion cubic feet equivalent ("Bcfe"), 95% of which was natural gas, primarily in long-lived fields with extended production histories. Historically, Cabot has maintained its reserve base through low-risk development drilling, although it acquired its interests in the Green River Basin and South Texas through the Resources merger, valued by Cabot at $176 million, and made two other significant reserve acquisitions in 1993 at a total cost of $82.4 million.

In addition to drilling and production, Cabot also operates several gas gathering and pipeline systems in the Appalachian Region made up of approximately 3,600 miles of pipeline with interconnections to interstate pipelines and local distribution companies. It also has two gas storage fields in the same region. Cabot also purchases substantial quantities of gas from other producers in the Appalachian Region and the Gulf Coast area for resale to customers in the northeastern United States.

The oil and gas production business is highly competitive and Cabot's operating results are largely determined by the natural gas prices prevailing in the markets it serves. In response to the nation-wide decline in natural gas prices during the past year, Cabot has instituted numerous cost reduction measures, including employee lay-offs and consolidation of administrative functions. During the quarter ended September 30, 1995, Cabot wrote down the carrying value of its oil and gas producing assets by $113.9 million in connection with early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Managements' Discussion and Analysis of Financial Conditions and Results of Operations at page 28 and Note 13 of Notes to Consolidated Financial Statements for further information regarding Cabot's operating results and losses recognized by Washington Energy related to its investment in Cabot.

Merchandise and Energy Efficiency Products

Since the late 1950s Washington Natural had marketed energy-efficient gas appliances and conservation products which complemented its gas distribution service. In order to address the concerns raised by the WUTC during the July 1992 Rate Case regarding allocations of common costs between Washington Natural's regulated activities and its non-regulated merchandise sales activities, the merchandise sales business was transferred on October 1, 1993, to Services, a newly-formed, wholly-owned subsidiary of Washington Energy. Effective the same date, the Company's HomeGuard(TM) security systems business, which had been conducted by another of the Company's then wholly-owned subsidiaries, Thermal Efficiency, Inc., was also transferred to Services.

Services sells three types of products, primarily to residential homeowners: gas appliances, including furnaces; energy efficient window and siding products; and security systems and monitoring. With the elimination of joint marketing through Washington Natural and the sharing of certain common costs, Services has changed the scope and the manner in which this business is conducted. The product lines have been narrowed to focus on the more high-margin products. All product installations and servicing are conducted by independent dealers and contractors. Product purchases are consolidated with fewer distributors which also perform inventory and delivery functions. Services does not provide its own long-term installment financing for customer purchases.

The markets for Services products are highly competitive. Competitors range from large widely-known national chains to small independent dealers with minimal name recognition. Service's sales strategy is based on an extensive advertising campaign, drawing on association with Washington Energy, the convenience of in-home purchasing, comprehensive research of the marketplace, and a knowledgeable, well-trained sales force.

Coal and Railroad Properties

Thermal Energy, Inc. holds the Company's coal investments through its 95% ownership of the Montco Partnership ("Montco"), which holds leases and other rights to mine coal in Montana with the ultimate objective of opening one or more mines if market conditions become suitable. Montco's coal reserves are concentrated in two areas suitable for surface mining which have been assigned the project names Montco and Cook Mountain. The Montco project involves 12,664 acres in the Ashland-Birney area of southeastern Montana. In adjacent areas, the partnership owns additional coal reserves and has surface rights over coal owned by the U.S. Government. The Cook Mountain project, located northeast of Ashland, Montana, involves over 20,000 acres of surface rights over coal held by lease and in fee.

Proposals for short-term coal test burns, which may be conducted in 1996 or 1997, have been made to several electric utilities. The results of such tests would better define the quality of the reserves and the economics of establishing full scale mining operations. The partnership's coal reserves, with their low-sulfur content, should be attractive to electric utilities and industries that are required to reduce sulfur dioxide emissions by the year 2000 under amendments to the Clean Air Act passed in 1990.

The Company, through its wholly-owned subsidiary ThermRail, Inc., holds an 87.5% partnership interest in the Tongue River Railroad Company ("TRR"), Billings, Montana. TRR was formed to develop a transportation system for the substantial reserves of low-sulfur coal in the northern Powder River Basin area of southeastern Montana, which area includes the Montco holdings described above. TRR has received a Certificate of Public Convenience and Necessity from the Interstate Commerce Commission ("ICC") for a proposed 81- mile rail project. Additionally, TRR has filed with the ICC for an extension of the proposed rail project by an additional 42 miles into southeastern Montana. The proposed extension would shorten by about 150 miles the railroad haul between the coal producing areas further south in Montana and in northeast Wyoming, and electricity generating stations in Minnesota, Michigan and Wisconsin. This would benefit existing coal shippers by reducing haul distances and would increase the value and development potential of Montco's coal reserves.

In 1995, the Company wrote down the carrying value of its coal reserves and railroad assets to estimated fair market value in conjunction with the early adoption of SFAS No. 121. The coal reserves were written down from $38.7 million to $4.0, million and the railroad assets amounting to $6.0 million, consisting of engineering and other intangible development costs, were written down to zero. See Note 8 of Notes to Consolidated Financial Statements for further information concerning the write-downs. While current coal prices and projections of future coal prices do not support full development of these assets over the next five to ten years, the Company intends to maintain its investments and to periodically reassess the viability of further development.

Other Businesses

Certain gas transportation, storage and other contractual arrangements that were excluded from the merger of Resources with Cabot were transferred to a newly-formed, wholly-owned subsidiary of the Company, Washington Energy Gas Marketing Company ("WEGM"). See Note 14 of Notes to Consolidated Financial Statements for further information regarding these excluded contractual arrangements.

The Company and its subsidiaries' primary liability insurance coverage is provided by Mercer Insurance Company Limited ("Mercer Insurance"), a Bermuda-domiciled insurance company. Mercer Insurance is wholly-owned by WECO Finance Company, a wholly-owned subsidiary of Washington Energy. Mercer Insurance does not provide insurance to any non-affiliated parties.

Discontinued Biowaste Business

The Company had been engaged in the development of biowaste technology since 1984 through Unisyn, a Hawaii general partnership and its predecessor. Unisyn developed and patented pollution control technology which processes organic wastes by anaerobic digestion and produces saleable by-products. A pilot plant was in operation in Waimanalo, Hawaii, however, Unisyn had been unsuccessful in licensing its technology to others. In August 1993, the Company decided to divest the Unisyn operation which was reported as a discontinued operation in the Company's financial statements in that year. In August 1994, the Company sold the stock of its two wholly-owned subsidiaries, Thermal Efficiency, Inc. and Holdings Northwest, Inc., which jointly owned Unisyn. The two subsidiaries had no other significant operations or assets at the date of sale. See Note 15 of Notes to Consolidated Financial Statements.

(d)  Financial Information About Foreign and Domestic Operations and
      Export Sales

Washington Energy and its subsidiaries do not export products to, or do significant business in, foreign countries.

Item 2.  Properties

Washington Natural's properties consist primarily of its underground natural gas distribution system and associated facilities owned in fee in 65 cities and towns (principally Seattle, Bellevue, Tacoma, Kent and Everett) and parts of five counties in the Puget Sound region of Washington State. It owns a total of 268 acres of land, of which 20 acres are sites for peak-shaving plants, 60 acres are sites for city gate stations for receipt of natural gas, and the balance is for distribution service facilities and office buildings.

Washington Natural also owns a one-third undivided interest in the Jackson Prairie underground storage field consisting of 147 acres of owned surface land and storage, and 3,234 acres of leased storage. The site contains 77 wells for injection and withdrawal of gas or water and compression facilities. Approximately 18.8 billion cubic feet of non-inventory cushion gas is in place.

The principal structures owned are service and office buildings and warehouses in Seattle, Tacoma, Bellevue and Auburn, and those housing propane gas production facilities. Small local office and service buildings in various other communities are owned or leased.

Substantially all of the property of Washington Natural is subject to the lien of its first mortgage bonds.

The Company holds interests in coal properties as described on page 20.

The Company believes its properties to be generally in good condition and well maintained and to be suitable and adequate to carry on the Company's business.

Item 3.  Legal Proceedings

For a description of the legal matters related to the Company and Washington Natural see Note 11 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1995.

Executive Officers of the Registrants

      Name                                                Title                                                  Age
--------------------          -------------------------------------------------------------------------          ---
William P. Vititoe            Chairman of the Board of Directors, Chief Executive Officer and President          57
                              (Chairman and Chief Executive Officer since February 1994, President since April 1994).  (1)

Timothy J. Hogan              Executive Vice President - Chief Operating Officer (since August 1995;             44
                              Senior Vice President - Supply, Administration and Corporate Secretary,
                              February 1995 -  August 1995; Vice President - Supply, Administration and
                              Corporate Secretary, June 1994 - February 1995; Vice President - Legal
                              and Corporate Secretary, February 1990 - June 1994).  (1)

James P. Torgerson            Executive Vice President - Chief Administrative Officer and Chief                  43
                              Financial Officer (since August 1995; Senior Vice President - Finance,
                              Planning and Development and Chief Financial Officer, February 1990 -
                              August 1995).  (1)

Robert J. Tomlinson           Senior Vice President - General Counsel and Corporate Secretary (since             59
                              August 1995; Senior Vice President - Legal and Administration, February
                              1990 -  August 1995). (1)

James W. Gustafson            Senior Vice President - Operations (since April 1990).  (2)                        62

William J. Wortley            Senior Vice President - Government Affairs (since August 1995; Senior              58
                              Vice President - Public Affairs, February 1993 - August 1995;  Vice
                              President - Public Affairs, April 1989 - February 1993).  (2)

Donald H. Gessel              President - Washington Energy Services Company (since October 1993 (3);            53
                              Senior Vice President - Marketing, Gas Supply and Rates, August 1990 -
                              October 1993).  (2)

Allyn P. Hebner               Vice President - Finance, Treasurer and Chief Accounting Officer (since            42
                              August 1995 (1); Vice President and Chief Accounting Officer, June 1994 -
                              August 1995 (1); Vice President and Treasurer of Washington Energy
                              Resources Company, February 1993 - June 1994 (3); Assistant Vice
                              President and Treasurer of Washington Energy Resources Company, April
                              1991  - February 1993.  (3)

                              (1) of Washington Energy and of Washington Natural.
                              (2) of Washington Natural only.
                              (3) of Washington Energy subsidiary.


There are no family relationships between any of the executive officers or any executive officer and any director. Officers are elected by the Board of Directors and serve until the next annual meeting or until their successors are elected and qualified, provided, however, that any officer may be removed at any time by majority vote of the Board of Directors.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

The common stock of Washington Energy is traded on the NYSE (trading symbol is WEG). The following table reflects the dividends paid and the range of high and low selling prices of the Company's common stock on the NYSE by quarter for 1995 and 1994:

                                                                Price Range
                                      Dividends         -------------------------
                Period                Per Share           High              Low
         -------------------          ---------         -------           -------
         1995    1st Quarter            $.25            $14-3/4           $12-1/2
                 2nd Quarter             .25             14-3/8            13
                 3rd Quarter             .25             16-7/8            13
                 4th Quarter             .25             17-3/8            15-3/4

         1994    1st Quarter            $.25            $20               $17-3/8
                 2nd Quarter             .25             18-7/8            16
                 3rd Quarter             .25             17-1/4            14-3/8
                 4th Quarter             .25             15-5/8            14-1/4


There were approximately 12,159,000 common shareholders of the Company as of December 15, 1995. It is currently the policy of the Board of Directors to declare cash dividends payable in December, March, June and September of each year. The Company and its predecessor have paid cash dividends since 1960. The dividend rate is reassessed regularly in light of existing conditions, the needs of the Company and the interests of shareholders. (See Note 4 of Notes to Consolidated Financial Statements for a description of certain limitations on the Company's ability to pay dividends.)

Item 6.  Selected Financial Data

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES

                                                                      Year Ended September 30,
                                             ---------------------------------------------------------------------
                                                1995           1994           1993           1992          1991
                                             ----------     ----------     ----------     ----------    ----------
                                                               (in thousands except per share amounts)
OPERATING REVENUES:
  Regulated utility sales                     $420,048       $396,407       $367,853       $284,939      $311,052
  Merchandise and other                         23,563         35,618         71,185         72,533        65,414
  Oil and natural gas
   operations                                       --             --         31,354         17,616        19,098
                                              --------       --------       --------       --------      --------
    TOTAL OPERATING
     REVENUES                                 $443,611       $432,025       $470,392       $375,088      $395,564
                                              ========       ========       ========       ========      ========

OPERATING INCOME                              $ 51,796       $ 28,168       $ 55,569       $ 45,980      $ 59,394
OTHER INCOME (EXPENSE), net                    (52,330)       (36,717)        (1,895)          (956)        1,178
                                              --------       --------       --------       --------      --------
GROSS INCOME (LOSS)                               (534)        (8,549)        53,674         45,024        60,572
                                              --------       --------       --------       --------      --------
TOTAL INTEREST CHARGES                          41,188         36,751         32,180         31,592        29,716
CAPITALIZED INTEREST                              (660)          (453)          (541)          (549)         (725)
                                              --------       --------       --------       --------      --------
INTEREST CHARGES                                40,528         36,298         31,639         31,043        28,991
                                              --------       --------       --------       --------      --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS                         (41,062)       (44,847)        22,035         13,981        31,581
DISCONTINUED OPERATIONS                             --           (799)       (12,388)        (2,542)       (3,235)
                                              --------       --------       --------       --------      --------
NET INCOME (LOSS)                              (41,062)       (45,646)         9,647         11,439        28,346

DIVIDENDS ON PREFERRED
 STOCK                                              --              9            101            105           112
EXCESS PREMIUM,
 PREFERRED REDEMPTION                               --            673             --             --            --
                                              --------       --------       --------       --------      --------
EARNINGS (LOSS)
 ON COMMON STOCK                              $(41,062)      $(46,328)      $  9,546       $ 11,334      $ 28,234
                                              ========       ========       ========       ========      ========
EARNINGS (LOSS) PER
 COMMON SHARE FROM:
  Continuing operations                       $  (1.72)      $  (1.94)      $    .95       $    .71      $   1.73
  Discontinued operations                           --           (.03)          (.53)          (.13)         (.18)
                                              --------       --------       --------       --------      --------
EARNINGS (LOSS) PER
 COMMON SHARE                                 $  (1.72)      $  (1.97)      $    .42       $    .58      $   1.55
                                              ========       ========       ========       ========      ========

                                                              Year Ended September 30,
                                      -----------------------------------------------------------------------------
                                         1995             1994             1993            1992             1991
                                      ----------       ----------       ----------       ----------      ----------
                                                       (in thousands except per share amounts)
DIVIDENDS PER COMMON SHARE            $     1.00       $     1.00       $     1.40       $     1.40      $     1.38
                                      ==========       ==========       ==========       ==========      ==========
TOTAL COMMON DIVIDENDS
 DECLARED based on shares
 outstanding on record
 dates during each period             $   23,877       $   23,468       $   32,282       $   27,499      $   25,584
                                      ==========       ==========       ==========       ==========      ==========
TOTAL ASSETS                          $  989,490       $1,036,790       $1,035,817       $  899,874      $  809,657
                                      ==========       ==========       ==========       ==========      ==========
LONG-TERM DEBT AND RE-
 DEEMABLE PREFERRED STOCK             $  400,060       $  380,200       $  370,700       $  304,228      $  259,788
                                      ==========       ==========       ==========       ==========      ==========
COMMON SHAREHOLDERS'
 INTEREST                             $  196,686       $  256,800       $  322,931       $  275,517      $  284,260
                                      ==========       ==========       ==========       ==========      ==========

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES

                                                                     Year Ended September 30,

                                               ---------------------------------------------------------------------------
                                                 1995             1994             1993            1992             1991
                                               --------         --------         --------        --------         --------
                                                                          (in thousands)
OPERATING REVENUES:
  Regulated utility sales                      $420,048         $396,407         $367,853        $284,939         $311,052
  Merchandise and conser-
   vation products                                   --               --           63,210          66,083           60,393
                                               --------         --------         --------        --------         --------
    TOTAL OPERATING REVENUES                   $420,048         $396,407         $431,063        $351,022         $371,445
                                               ========         ========         ========        ========         ========

TOTAL GROSS MARGIN

 (Regulated utility sales
 less cost of gas sold)                        $201,026         $172,905         $186,696        $154,603         $173,020
                                               ========         ========         ========        ========         ========

OPERATING INCOME                               $ 50,513         $ 26,381         $ 49,889        $ 38,143         $ 51,761
OTHER INCOME (EXPENSE), net                        (443)          (3,860)          (1,036)            135            2,450
                                               --------         --------         --------        --------         --------
GROSS INCOME                                     50,070           22,521           48,853          38,278           54,211
INTEREST CHARGES                                (32,216)         (30,764)         (27,082)        (26,047)         (24,802)
                                               --------         --------         --------        --------         --------
NET INCOME (LOSS)                                17,854           (8,243)          21,771          12,231           29,409
DIVIDENDS ON PREFERRED STOCK                      7,126            3,979            2,720           2,740            2,755
EXCESS PREMIUM,
 PREFERRED REDEMPTION                                --              798               --              --               --
                                               --------         --------         --------        --------         --------
EARNINGS (LOSS) ON
 COMMON STOCK                                  $ 10,728         $(13,020)        $ 19,051        $  9,491         $ 26,654
                                               ========         ========         ========        ========         ========
TOTAL COMMON DIVIDENDS
 DECLARED based on shares
 outstanding on record
 dates during each period                      $     --         $ 16,937         $ 26,045        $ 21,691         $ 20,151
                                               ========         ========         ========        ========         ========
TOTAL ASSETS                                   $890,598         $872,549         $834,516        $729,536         $657,727
                                               ========         ========         ========        ========         ========
LONG-TERM DEBT AND
 REDEEMABLE PREFERRED
 STOCK                                         $400,060         $380,200         $370,700        $304,280         $259,940
                                               ========         ========         ========        ========         ========
COMMON SHAREHOLDER'S
 INTEREST                                      $251,528         $235,988         $262,334        $205,599         $210,889
                                               ========         ========         ========        ========         ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Washington Energy Company incurred net losses available to common of $41.1 million, or $1.72 per share, and $46.3 million, or $1.97 per share, in 1995 and 1994, respectively, due to various non-recurring or unusual charges ("Special Charges"). The following table summarizes earnings and losses on common and per share by year (amounts in millions except per share).

                                       1995                       1994                        1993
                                --------------------       --------------------        ------------------
                                               Per                        Per                        Per
                                Amount        Share        Amount        Share         Amount       Share
                                ------       -------       ------       -------        ------      -------
Before Special
 Charges                        $  8.1       $  .34        $ (3.8)      $ (.16)        $ 21.9      $  .95
Special Charges                  (49.2)       (2.06)        (41.7)       (1.78)            --          --
                                ------       ------        ------       ------         ------      ------
Continuing
 operations                      (41.1)       (1.72)        (45.5)       (1.94)          21.9         .95
Discontinued
 operations                         --           --           (.8)        (.03)         (12.4)       (.53)
                                ------       ------        ------       ------         ------      ------
Earnings (loss)
 on common stock                $(41.1)      $(1.72)       $(46.3)      $(1.97)        $  9.5      $  .42
                                ======       ======        ======       ======         ======      ======


The 1995 Special Charges result from; 1) early adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which resulted in write-downs of the Company's coal and rail interests in Montana ($26.5 million after tax); 2) a reduction in the value of Washington Energy's investment in Cabot associated with Cabot's implementation of SFAS No. 121 as well as recognition of a permanent impairment of the carrying value of its investment in Cabot ($16.1 million after tax); 3) increased losses projected in the future from certain gas transportation and storage arrangements assumed from the Company's former oil and gas exploration subsidiary ($3.3 million after tax); 4) gas utility employee severance costs ($2.0 million after tax); and 5) deferred income taxes relating to tax contingencies ($1.3 million).

The 1994 Special Charges result from: 1) the merger of the Company's oil and gas exploration and production subsidiary with Cabot and reserves established for certain gas transportation and storage arrangements excluded from the merger ($30.0 million after tax); 2) restructuring and down sizing the gas utility subsidiary ($4.6 million after tax); and 3) other write-offs and reserves established in the gas utility ($7.1 million after tax).

The decision was made to dispose of the Company's biowaste business, Unisyn, in 1993, and it was first reported as a discontinued operation in that year. In addition to the $2.6 million net operating loss incurred in 1993, a $9.8 million after-tax charge was recorded to write down Unisyn's assets to estimated realizable value and to establish a reserve for operating losses through disposition. An additional after-tax loss of $799,000 was incurred in

1994 to complete the disposition through the sale of the two subsidiaries that owned Unisyn.

Excluding the Special Charges, the Company's 1995 earnings of $8.1 million are improved from the loss reported in 1994, but remain lower than 1993 earnings. The following table shows the contribution to earnings from each of the Company's continuing businesses (before interest, income taxes and preferred dividend requirements of Washington Natural, in millions).

                                    1995         1994         1993
                                   ------       ------       ------
Gas utility                        $61.4        $33.3        $50.8
Merchandise sales                   (1.6)          .1          7.9
Oil and gas                           .7          1.9          9.3
Other                                1.8         (4.1)        (2.9)
                                   -----        -----        -----
    Total                          $62.3        $31.2        $65.1
                                   =====        =====        =====


The improvement in Washington Natural's 1995 earnings was due largely to an increase in utility margin (revenues less cost of gas sold) resulting from general rate increases granted in 1994 and 1995 and a reduction in ongoing operations and maintenance ("O&M") expenses. Higher interest expense in 1995, due primarily to increases in interest rates, and additional preferred stock dividends, due to the issuance by Washington Natural of $30.0 million of preferred stock late in 1994, partially offset the improvement in Washington Natural's operating earnings.

Coal and Rail Related Charges

In the fourth quarter of 1995, the Company elected early adoption of SFAS No. 121 which resulted in $26.5 million in after-tax write-downs of the Company's coal and railroad assets. Based on a mine feasibility study by a mining and geological consulting firm, the Company has concluded that the economics of developing its coal reserves are marginal or subeconomic over the next five to ten years. Although prices for low sulfur coal are expected to increase in real terms over the next five to ten years, prices are not expected to reach the levels necessary to justify the additional capital expenditures necessary to commence full scale mining operations within that time frame. Due to the significance of the write-down indicated, the Company elected early adoption of SFAS No. 121 and wrote down the carrying value of the coal properties from $38.7 million to $4.0 million (after-tax write-down of $22.6 million). As a consequence of the determination that the coal reserves are uneconomical to develop in the foreseeable future, the Company also wrote off its $6.0 million ($3.9 million after tax) railroad investment. The investment consisted of the costs related to planning the railroad necessary to transport coal from the proposed mine sites to the existing rail line for shipment on to markets in the Midwest.

Oil and Gas Related Charges

The Company recorded two fourth quarter 1995 Special Charges related to its investment in Cabot. Cabot also elected early adoption of SFAS No. 121 which resulted in pre-tax write-downs of $113.9 million related to its oil and gas properties. Under the equity method of accounting for its investment in Cabot common stock, the Company recorded its 9.4% share of Cabot's write-down which totaled $4.2 million after tax. In addition, the Company recorded an $11.9 million after-tax charge to write down the excess of its recorded investment in Cabot over its proportional interest in Cabot's underlying shareholder's equity. The Company believes a permanent impairment in the value of its investment in Cabot has occurred based on fundamental changes in the natural gas market over the past year, which have sharply reduced gas prices and Cabot's earnings potential. After the write-downs, the carrying value of the Company's investment in Cabot is $70.0 million which approximates the fair market value of the shares of Cabot common and preferred stock held by the Company at September 30, 1995.

On May 2, 1994, the Company merged its oil and gas subsidiary, Resources, with Cabot in a tax-free exchange. The Company received Cabot common and preferred stock with a fair market value of $98.5 million, in addition to the repayment of $63.7 million of intercompany debt. The Company recorded a net loss on the transaction of $18.3 million after providing for deferred taxes of approximately $32.0 million, and establishing a pre-tax reserve of $6.8 million for a potential downward purchase price adjustment based on the performance of wells in a certain field over one year. During 1995 this entire reserve was utilized and the Company recorded an additional pre-tax loss of $503,000 ($327,000 after tax) in resolving substantially all remaining merger-related matters with Cabot.

In the fourth quarter of 1995, the Company recorded a $3.3 million after-tax charge to earnings to increase its reserve by $5.0 million for anticipated future losses associated with certain gas transportation and storage contractual arrangements excluded from the merger of Resources with Cabot. Upon completion of the Resources merger in 1994, the Company had recorded an after-tax charge of $11.7 million to establish reserves of $16.0 million for anticipated future losses associated with these excluded contractual arrangements and $2.0 million for other excluded items. The Company had only limited operating experience with these arrangements prior to the merger, since they were placed in service November 1, 1993. Due to the merger and associated elimination of Resources' operating and marketing staffs and gas production to aid in managing and utilizing these arrangements, management anticipated that these arrangements would continue to generate losses for the foreseeable future. During 1995 and 1994, $5.8 and $3.0 million (pre-tax) of the reserves were utilized, respectively. The losses in 1995 were higher than expected due to warmer weather and lower utilization of the pipeline capacity. In addition, further delays are expected in the resolution of the pipeline's rate case before the FERC, the outcome of which is expected to reduce the Company's capacity payments to the pipeline. (See Note 14 of Notes to Consolidated Financial Statements for additional information regarding these projected losses.)

Restructuring and Other Special Charges

In the fourth quarter of 1995, the Company recorded after-tax charges totaling $3.3 million for employee severance costs and income tax contingencies. The severance charge of $2.0 million related to a 4% reduction in Washington Natural's work force, which was initiated during that quarter and completed in the first quarter of 1996. The work-force reduction, which affected only salaried employees, was part of Washington Natural's ongoing organizational transformation initiated in 1994. The restructuring efforts were initiated in the third quarter of 1994 when Washington Natural recorded after-tax charges totaling $4.6 million to consolidate operations and downsize its work force.

The charges included severance costs of $2.3 million (after tax) and expensing $1.9 million of costs (after tax) previously capitalized for planning a new headquarters building not currently needed. During 1994, Washington Natural's work force was reduced 12% from the level at the beginning of the year. Although the 1994 severance accrual was fully utilized in 1995 and the 1995 severance accrual has been fully utilized in the first quarter of 1996, certain of the severance benefits are to be paid over time as specified in certain severance agreements, rather than in lump sum.

Washington Natural recorded additional charges in 1994 totaling $7.1 million after tax to write off costs deemed to be unrecoverable and to establish certain reserves. A total charge of $1.5 million after tax was included to provide for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and to write off certain environmental-related deferred costs. Also included was a $2.2 million after-tax charge for supplemental executive retirement benefits.

Operating Revenues

The following table summarizes the Company's revenues by line of business (in millions):

                                          1995         1994         1993
                                         ------       ------       ------
Regulated utility sales                  $420.0       $396.4       $367.8
Merchandise sales                          23.6         35.6         71.2
Oil and gas                                  --           --         31.4
                                         ------       ------       ------
  Total                                  $443.6       $432.0       $470.4
                                         ======       ======       ======


The $23.6 million, or 6%, increase in regulated utility sales in 1995 was largely the result of two general rate increases and customer growth, partially offset by a PGA which reduced revenues but did not impact earnings. Utility margin increased by $28.1 million or 16% due primarily to the rate increases and customer growth, and was not impacted by the PGA. The general rate orders, which are discussed in detail in the General Rate Cases section below, increased utility margin by approximately $18 million. The impact on utility margin in 1995 was less than the full, annualized impact of the two rate orders because of warmer weather and the timing of the second increase which was ordered after the heating season. Washington Natural's rate of growth in new customers remained at 5%, or 21,000 customers, during 1995, which increased gas sales volumes by 5% and added an estimated $6 million in utility margin. Although weather in 1995 was 12% warmer than normal and 2% warmer than in 1994, the year-to-year impact of weather on margin and gas volumes was negligible. Much of the winter of 1995 was colder than in 1994, while the rest of 1995, when heating load was lower, was significantly warmer than 1994. Had weather been normal during 1995, utility margin would have been higher by an estimated $9 million.

The 8% increase in regulated utility sales in 1994 was the net result of several factors, including a 23% increase in the cost of purchased gas, which was passed through to customers with no impact on earnings, and customer growth of 5%, or 21,000 customers. Largely offsetting the effects of these factors were lower rates associated with the $15.4 million annual revenue decrease (see General Rate Case section below) ordered in October 1993, and weather that was 10% warmer than normal and 9% warmer than the prior year. A general rate increase totaling $19.0 million annually, effective June 2, 1994, did not have a material impact on revenues for the year since it occurred after the end of the heating season.

The Company's merchandise sales revenues declined by $12.0 million or 34% in 1995, continuing the trend established when the bulk of this business, consisting of gas appliance sales, was transferred from Washington Natural to Services on October 1, 1993. The absence of joint marketing, installation and service activities with Washington Natural continue to have a negative impact on the ability of Services to attract new merchandise customers. Services completed an extensive sales training program and restructuring of its sales force late in 1995, prior to its major fall marketing campaign; however, these actions were taken too late in the year to significantly impact 1995 revenues. As a result, Services incurred a loss, before interest and income tax, of $1.6 million in 1995, down from profits of $72,000 and $7.9 million in 1994 and 1993, respectively.

The Company accounts for its investment in Cabot common stock using the equity method of accounting. Under this accounting method, the Company records its proportionate share of Cabot's earnings or losses available to common shareholders, along with preferred dividends from Cabot, in "Other income (expense)." Resources' 1994 earnings through the merger date have been reclassified to "Other income (expense)," consistent with the equity accounting presentation. The 1993 financial statements continue to reflect Resources on a consolidated basis, as previously reported, in accordance with generally accepted accounting principles.

Operating Expenses

The following table shows the Company's operating expenses by line of business, before and after income taxes (in millions):

                                             1995        1994         1993
                                            ------      ------       ------
Utility
  Cost of gas sold                          $219.0      $223.5       $181.2
  Operations and maintenance                  68.1        81.8         71.6
  Depreciation and amortization               33.1        30.9         28.2
  General taxes                               40.8        37.8         35.0
                                            ------      ------       ------
    Total utility operating
     expenses                                361.0       374.0        316.0
Merchandise sales                             25.3        35.7         62.3
Oil and gas                                     --          --         23.9
Other                                           --         0.9          3.0
                                            ------      ------       ------
    Total before income taxes                386.3       410.6        405.2
    Income taxes                               5.5        (6.7)         9.6
                                            ------      ------       ------
      Per consolidated
       statements of income                 $391.8      $403.9       $414.8
                                            ======      ======       ======


The $12.1 million decrease in operating expenses reflected in the income statement in 1995 is due primarily to lower total utility operating expenses

($13.0 million) and lower merchandise sales expenses ($10.4 million), partially offset by the change in income taxes from a benefit to an expense ($12.2 million) due to higher pre-tax utility earnings.

The $13.0 million decrease in total 1995 utility operating expenses consists primarily of a $13.7 million decrease in O&M expenses. The decrease in O&M expenses resulted from inclusion of $3.2 million of employee severance costs in 1995 versus $11.7 million of Special Charges included in 1994, and from $7.7 million in ongoing cost savings due primarily to the 1994 work-force reduction, partially offset by $4.1 million of consulting charges to support the organizational transformation efforts during 1995. The cost of gas sold decreased in 1995 due to the PGA implemented in May 1995. The increases in depreciation and general taxes were the result of capital spending to add customers and revenue growth, respectively.

The $10.9 million decrease in operating expenses from 1993 to 1994 was due to deconsolidation of Resources ($23.9 million), reduced merchandise sales expenses ($26.6 million) and the change in income taxes from an expense to a benefit ($16.3 million), all of which were largely offset by increases in cost of gas sold ($42.3 million) and utility O&M expenses ($10.2 million). The increase in the cost of gas sold was due to higher gas prices, since gas sales volumes were essentially the same in both years, which was recovered from customers through PGAs. The O&M expense increase was due primarily to the $11.7 million in Special Charges recorded in 1994.

Oil and Gas Business Operating Results

In 1995, the Company recorded losses related to its investment in Cabot totaling $14.8 million after tax. Excluding the write-downs discussed above, the Cabot investment produced a pre-tax profit of $721,000 consisting of preferred dividend income of $3.4 million net of equity in losses of $2.7 million. The Company's 1995 results reflect a full year of Cabot's results, while 1994 results reflect only the five months subsequent to the merger.

The 1994 earnings contribution from the oil and gas business before interest and income taxes (consisting of Resources' earnings through the merger date and earnings from the investment in Cabot thereafter) was $1.9 million, compared with $9.3 million of Resources' earnings in 1993. Resources' 1994 earnings of $1.0 million through the merger date were adversely impacted by lower oil prices and losses from the gas transportation and storage arrangements described above. Subsequent to the merger, Cabot reported losses, of which the Company's proportionate share totaled $573,000, due primarily to seasonal factors and generally lower gas prices. Dividend income from preferred stock was $1.4 million pre-tax.

General Rate Cases

Washington Natural filed and received rate orders for three general rate cases in the period from July 1992 to May 1995. The following table shows the filing dates of each case, the annual margin effect based on normal weather and the effective date of each rate order:

                                             Annual Margin
             Date of                 Increase              Effective Date
             Filing                 (Decrease)             of Rate Order
          -------------           ---------------          --------------
          July 1992               ($15.4 million)          October 9, 1993
          November 1993            $19.0 million           June 2, 1994
          March 1995               $17.7 million           May 15, 1995


In the July 1992 filing, Washington Natural had initially sought a $41.4 million rate increase which was subsequently reduced to $14.8 million. In September 1993, the WUTC issued an order decreasing rates by $15.4 million effective in October 1993. The principal differences in the annual revenue requirement between Washington Natural's rate request and the WUTC's ordered rate reduction were:

(1) approximately $11 million of expenses related to advertising, marketing and merchandising disallowed by the WUTC;

(2) approximately $10 million due to an allowed overall rate of return of 9.15% on a rate base of $483.9 million compared to Washington Natural's proposed overall rate of return of 9.98% on $504.0 million of rate base;

(3) $5.2 million related to disallowance of Washington Natural's proposed attrition allowance; and

(4)   $4.8 million associated with the weather normalization calculation.

In November 1993, Washington Natural filed a limited-scope general rate case seeking a $24.6 million increase in annual revenues. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of utility plant additions since calendar year 1991, which was the base measurement year used in the prior rate case. On May 27, 1994, the WUTC issued an order approving a settlement of the rate case. The settlement provided for a $19.0 million increase in annual revenue and an agreement that Washington Natural would not request an increase in total revenues, other than PGA filings or in other limited circumstances, prior to March 1, 1995.

In the March 1995 general rate case filing, Washington Natural requested a $35.4 million increase in annual revenues, with $17.8 million of the total to be granted as interim rate relief in May 1995. The rate case was requested to cover increased costs related to plant additions and upgrades and higher costs for financing and general operations. On May 11, 1995, the WUTC issued an order approving a settlement of the case. The order provided an additional $17.7 million in annual revenues and reflected an authorized rate of return on common equity in the range of 11.0% - 11.25%, up from the previous level of 10.5%. The WUTC also stipulated that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. As part of the rate case settlement, Washington Natural agreed not to make a general rate case filing prior to May 15, 1997.

Washington Natural, however, is not precluded from PGA filings or filing for interim or emergency rate relief if conditions warrant.

The May 11, 1995 order also implemented a rate redesign approved by the WUTC on April 11, 1995. Generally, the rate redesign lowers the rates for transportation customers and large commercial and industrial customers, while increasing the rates for residential customers. In a separate decision on May 11, 1995, the WUTC issued an order to implement a PGA to pass through a 46.5 million annual reduction in the cost of purchased gas to customers on in the form of lower rates. These actions by the WUTC resolved all outstanding 1995 rate issues.

Inflation and Changing Prices

The Company is directly and indirectly affected by inflation and changing prices in several ways, most of which are also heavily influenced by the WUTC regulatory process.

Natural gas prices have been highly volatile in recent years, which has impacted Washington Natural's cost of purchased gas but has not affected Washington Natural's earnings due to use of the PGA mechanism. As requested by Washington Natural, the WUTC has authorized changes in customer rates to permit the "pass through" of projected changes in the cost of purchased gas. Differences between actual gas costs and those authorized in the prior PGA are accumulated in balancing accounts for future recovery or refund. Except for costs disallowed in a 1992 order relating primarily to purchases from an affiliate, the WUTC historically has allowed changes in purchased gas costs to be passed through to customers with no impact on earnings. Washington Natural no longer purchases gas from affiliates. The most recent PGA went into effect in May 1995 as described above.

Washington Natural's operating results are impacted by the effects of inflation on O&M expenses, particularly wages, which historically comprise approximately 55% of O&M expenses. Washington Natural must request general rate increases to offset the effects of increases in O&M expenses. Such requests normally receive intense scrutiny, including extensive analysis of historical and current O&M expenses, by the WUTC, which has up to eleven months from the filing date of the request to issue an order. The delay in receiving rate relief, due to the time required to prepare and file the rate request and the time required for WUTC review, can result in significant earnings deterioration in the interim, particularly in periods of higher inflation. Washington Natural filed for general rate increases in July 1992, November 1993 and March 1995, as described above.

Inflation also impacts Washington Natural directly through the cost of replacing portions of its distribution system. Washington Natural's rates are set based on the historical cost of construction of its distribution system and long depreciable lives. Due to the long lives, the cost of replacing components of the system is generally much higher than the original cost which impacts Washington Natural's earnings through higher depreciation charges and higher carrying costs of the new assets. Since replacing components of the system does not generate additional revenues, Washington Natural must file general rate cases in order to recover these higher costs. The estimated replacement cost of Washington Natural's gas mains and service lines is $1.4 billion, which exceeds historical cost by $800 million.

Inflation impacts the Company and Washington Natural indirectly through its effect on interest rates. In recent years, approximately $225-$355 million of the Company's capitalization has been long-term debt, and short-term debt levels have averaged over $100 million on an annual basis. Prior to the interest rate increases in 1994, interest rates generally had declined each year since the mid-1980s. The Company benefited from the declining rates by refinancing higher-rate notes with lower-rate notes and through reduced interest expense on its short-term debt. Interest rates, in particular short-term rates, have increased in 1994 and 1995, which has had a negative impact on earnings.

The current level of interest rates is also a major factor in determining Washington Natural's authorized rate of return on equity associated with its general rate filings. Prior to the October 1993 rate order in which Washington Natural's rate of return on common equity was set at 10.5%, the rate of return on common equity had been set at 16.25%. This rate was based on a 1985 rate order that corresponded to a period of high interest rates in the early 1980's. The May 1995 general rate order increased Washington Natural's authorized return on common equity to 11% - 11.25%.

Liquidity and Capital Resources

Capital expenditures typically represent the largest cash flow item for the Company due to the capital-intensive nature and growth rate of the utility and, prior to 1994, the oil and gas business. Of the Company's $88.7 million of 1995 gross capital expenditures, $87.2 million were for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to replace and enhance components of the system to insure its reliability and safety. Washington Natural's financing strategy is to fund capital expenditures with a combination of cash flow from operations, after dividend payments, and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors.

The following table summarizes the major cash flow items for the Company for the three years ended September 30 (in millions):

                                                     1995           1994           1993
                                                    ------         ------         ------
      Operating cash flow                           $ 84.6         $ 14.6         $ 36.6
      Common dividends                               (23.9)         (23.5)         (32.3)
      Capital expenditures                           (88.7)         (86.9)        (129.5)
      Short-term borrowing (repayment),
       net                                            36.8          (20.3)           7.3
      Net issuance (redemption)
       of preferred stock                               --           64.7          (10.2)
      Cash from merger of subsidiary,
       net                                              --           42.9             --
      Issuance of common stock                         4.8            6.3           70.5
      Net issuance (retirement)
       of long-term debt                             (10.1)          (3.3)          67.7
      Other, net                                        .4           (2.2)          (2.5)
                                                    ------         ------         ------
        Net change in cash                          $  3.9         $ (7.7)        $  7.6
                                                    ======         ======         ======


Operating cash flow of $84.6 million in 1995 was sufficient to fund virtually all of the Company's investments in utility plant and other property. Washington Energy funded its common stock dividend payments during 1995 from short-term borrowings due to a restriction on the payment of common stock dividends by Washington Natural in its first mortgage bond indentures. Due to the Special Charges recorded in June 1994, Washington Natural's retained earnings fell below the minimum level at which dividend payments to Washington Energy are permitted. At September 30, 1995, Washington Natural's retained earnings remained $12.5 million below the minimum requirement as cumulative earnings since June 1994 have been insufficient to raise retained earnings to the minimum level. A total of $85.1 million of long-term debt was retired and refinanced through issuance of $75.0 million of medium-term notes, with generally lower interest rates, and short-term borrowings which will produce annual interest savings of approximately $1.3 million.

Operating cash flow in 1995 increased by $70.0 million compared to 1994. This was due primarily to the purchased gas adjustment mechanism and environmental-related insurance recoveries in excess of environmental expenditures. The purchased gas receivable of $21.3 million at September 30, 1994, shifted to a liability of $15.6 million at September 30, 1995, as Washington Natural was able to purchase gas for most of the year at an average cost below that being recovered in rates based on the prior PGA. This created positive cash flow as the receivable from rate payers was collected and an obligation was established. As indicated in Note 10 of Notes to Consolidated Financial Statements, Washington Natural, in 1995, reached an agreement with its insurers whereby Washington Natural received $29.0 million in settlement of litigation regarding environmental remediation of a former manufactured gas plant site in Tacoma, Washington. Thus, the Company had net cash receipts of $24.2 million in 1995 related to environmental remediation activities compared to net cash payments of $11.8 million and $9.3 million in 1994 and 1993, respectively.

Capital expenditures in 1996 are projected at $86 million for Washington Natural and $2 million for the Company's other businesses. The Company has decided not to develop its coal reserves and associated railroad in the foreseeable future. The Company expects to fund its 1996 capital spending with cash flow from operations and short-term borrowings. Washington Natural issued medium-term notes at lower interest rates to refinance $30.0 million of first mortgage bonds called early in December 1995. Washington Natural may issue additional notes during 1996 in lieu of funding capital expenditures with short-term debt, depending on market conditions.

Operating cash flow was inadequate to fund common dividends in 1994. The Company effectively used the $42.9 million net cash proceeds from the Resources merger ($63.7 million proceeds net of cash advanced to Resources prior to the merger) to fund the majority of its common dividend payments and to reduce short-term debt. Preferred stock was issued to fund most of the Company's capital spending rather than issuing common stock and long-term debt as in 1993. Washington Natural issued preferred stock twice during 1994 to fund capital spending and the early redemption of all outstanding preferred issues to take advantage of lower dividend requirements and to eliminate future sinking-fund requirements. In November 1993, the public offering of 2.4 million shares of 7.45% cumulative preferred stock was completed, netting proceeds of $58.8 million. In September 1994, Washington Natural completed a public offering of 1.2 million shares of 8.50% cumulative preferred stock, which netted proceeds of $29.1 million. The early redemption occurred in November 1993 at an aggregate cost of $23.2 million.

In addition to short-term borrowing requirements to fund its capital spending program on an interim basis, Washington Natural has seasonal short-term borrowing requirements. Operating revenues vary with weather conditions because approximately 90% of Washington Natural's customers use natural gas for space heating. This normally produces substantially increased earnings and operating cash flow during the first eight or nine months of each year and a loss and negative cash flow in the remaining three or four months, with the 12 months as a whole being profitable and generating positive operating cash flow. Because of this, Washington Natural must borrow on a short-term basis to meet its operating needs for a portion of the year.

The Company has several short-term financing arrangements available currently: an aggregate of $250 million of commercial paper and similar programs backed by a committed revolving credit agreement, of which $88 million was unused at September 30, 1995; an uncommitted bank credit arrangement of $25 million, all of which was available at year end; and a committed agreement to sell up to

$90 million of merchandise and gas receivables, of which $62 million was unused at year end. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. At September 30, 1995, a time of the year when gas receivable balances are low due to seasonal factors, all but $11 million of eligible receivables had been sold under the arrangement.

In management's opinion, the Company has sufficient capital resources, both internal and external, to meet anticipated financing requirements.

Environmental Matters

In management's opinion, based on all known facts and analyses, it is not likely that environmental liabilities identified to date will result in a material adverse impact on the Company's or Washington Natural's financial position or operating results and cash flow trends. (For a description of Environmental Matters, see Note 10 of Notes to Consolidated Financial Statements.)

Litigation

The Company or Washington Natural is a defendant in several potentially material lawsuits. Based on prior decisions and known facts in the cases, management does not believe the cases will, individually or in the aggregate, have a material impact on the Company or Washington Natural. (See Note 11 of Notes to Consolidated Financial Statements.)

Significant Balance Sheet Changes

The tax benefits of the 1995 Special Charges were primarily deferred tax benefits which reduced the noncurrent deferred tax liability by a net $18.5 million from September 30, 1994 to September 30, 1995. The other significant changes in the Company's balance sheet during 1995 result directly from matters previously discussed in the foregoing sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Future Outlook

(a) Proposed Merger

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's Boards of Directors to merge Washington Energy and Washington Natural into Puget, which, as the surviving corporation will be renamed at the effective time of the merger. The merged company would be the largest combined electric and gas utility in the state of Washington.

The agreement must be approved by the holders of the common stock of Washington Energy, the holders of the preferred stock of Washington Natural, and the holders of the common stock of Puget. In addition, the WUTC, which regulates both utilities, must approve the merger, and certain other conditions in the merger agreement must be satisfied or waived. Shareholders of the three companies will be asked to vote on the merger on March 20, 1996. Regulatory approval is expected prior to the end of calendar 1996.

The synergies from the merger are expected to generate substantial cost savings that would not be available absent the merger. Preliminary estimates by the management of Washington Energy and Puget, with the assistance of Deloitte & Touche LLP, indicate potential savings (after taking into account the costs incurred to achieve such savings), which could not be achieved but for the merger, of approximately $370 million over the ten-year period following the merger.

(b)  Expected Improvement in 1996 Earnings

Although the expected timing for completion of the merger precludes realizing significant benefits from the synergies of the proposed merger with Puget in 1996, other decisions and actions taken over the past eighteen months will have a favorable impact on the Company's performance in the coming year. First, operating earnings will benefit from the $17.7 million rate increase approved in May 1995, which will be in effect for the winter heating season. Operating earnings could also benefit if weather in the region more closely approximates long-term historical patterns.

Second, the Company's organizational transformation efforts are expected to generate approximately $3 million in operating cost savings for the year. Much of the savings will come from the management reorganization and work- force reduction which occurred at the end of 1995. Additional savings will be achieved later in the year as technology improvements are implemented to increase operational efficiency as well as improve customer service. Certain of the changes to be implemented involve joint operations with Puget based on collaborative cost-saving efforts over the past year.

Third, the Company expects profitable utility customer growth of about 4%, or 16,000 to 19,000 new customers. Although the utility's growth rate is expected to slow, the new customer addition and line extension policy approved in 1995 should facilitate profitable growth by requiring customer contributions or a rate surcharge for line extensions which do not meet the 9.15% rate-of-return threshold.

Fourth, the cost-based rate design implemented in May 1995, results in rates more reflective of the true cost of serving the various classes of customers. In general, the new rate design decreases rates for transportation and larger-volume gas sales customers and increases rates for residential and firm commercial and industrial customers. The new rate design makes Washington Natural economically indifferent to customer choices between transportation and sales service since the margin the utility realizes is now essentially the same. The approval by the WUTC of a contract with The Boeing Company combined with the new rate design significantly reduces the risk of Boeing and other large industrial customers bypassing Washington Natural's distribution system by interconnecting directly with the interstate pipeline. Bypass is now economically feasible for very few customers.

(c)  Common Dividend

In October 1993, the Company's quarterly dividend was lowered from 35 cents to 25 cents. Management does not currently intend to recommend to the Board of Directors a further cut in the dividend. In management's opinion, the results of the Company's collaborative approach to regulatory relations over the last two years (as evidenced by two general rate increases, the cost based rate redesign and the new customer addition and line extension policy) and the organizational transformation currently underway (including the redesign of key business processes and elimination of excess layers of management) have set the stage for future earnings sufficient to support the dividend over the long term.

Item 8.  Financial Statements and Supplementary Data

1.     Financial Statements:

       Washington Energy Company and Subsidiaries

             Consolidated balance sheets as of September 30, 1995 and 1994.

             Consolidated statements of income for each of the three years in the period ended September 30, 1995.

             Consolidated statements of capitalization as of September 30, 1995 and 1994.

             Consolidated statements of shareholders' earnings (deficit)
                  reinvested in the business and premium on common stock for each of the three years in the period ended September 30, 1995.

             Consolidated statements of cash flows for each of the three years in the period ended September 30, 1995.

             Notes to consolidated financial statements

       Washington Natural Gas Company and Subsidiaries

             Consolidated balance sheets as of September 30, 1995 and 1994.

             Consolidated statements of income for each of the three years in the period ended September 30, 1995.

             Consolidated statements of capitalization as of September 30, 1995 and 1994.

             Consolidated statements of shareholder's earnings reinvested in the business and premium on common stock for each of the three years in the period ended September 30, 1995.

             Consolidated statements of cash flows for each of the three years in the period ended September 30, 1995.

             Notes to consolidated financial statements

2.     Supplementary Data (Unaudited):

             Consolidated selected quarterly financial data for each of the three years in the period ended September 30, 1995.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Washington Energy Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Washington Energy Company (a Washington corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' earnings reinvested in the business, premium on capital stock and cash flows for each of the three years in the period ended September 30, 1995, and the accompanying consolidated balance sheets and statements of capitalization of Washington Natural Gas Company and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholder's earnings reinvested in the business, premium on capital stock and cash flows for each of the three years in the period ended September 30, 1995. These financial statements and the schedules referred to below are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Energy Company and subsidiaries and of Washington Natural Gas Company and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" during the current year.

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

                                           ARTHUR ANDERSEN LLP

Seattle, Washington
October 27, 1995

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     September 30,
                                                              ---------------------------
                                                                 1995             1994
                                                              ----------       ----------
                                                                    (in thousands)
PROPERTY, PLANT AND EQUIPMENT:

  Utility plant, at original cost                             $1,055,322       $  977,406
  Coal and other                                                  15,621           54,398
  Accumulated depreciation, depletion and
   amortization                                                 (273,735)        (249,239)
                                                              ----------       ----------
      Net property, plant and equipment                          797,208          782,565
                                                              ----------       ----------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                          70,313           98,139
                                                              ----------       ----------
CURRENT ASSETS:

  Cash and cash equivalents                                        9,315            5,387
  Receivables, net of allowance for
   uncollectible accounts of $979 and
   $1,295, respectively                                           10,830            6,533
  Unbilled revenue                                                 9,607            9,961
  Federal income taxes receivable                                 10,942           12,134
  Deferred income taxes                                            3,707            4,427
  Purchased gas receivable                                            --           21,261
  Materials and supplies, at average cost                         31,968           28,069
                                                              ----------       ----------
      Total current assets                                        76,369           87,772
                                                              ----------       ----------
OTHER ASSETS AND DEFERRED CHARGES:

  Environmental receivables                                        8,116           33,947
  Regulatory tax asset                                            17,605           18,810
  Deferred charges and other                                      19,879           15,557
                                                              ----------       ----------
      Total other assets and deferred charges                     45,600           68,314
                                                             -----------       ----------
        Total assets                                          $  989,490       $1,036,790
                                                              ==========       ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                         CAPITALIZATION AND LIABILITIES

                                                                                          September 30,
                                                                                  ---------------------------
                                                                                     1995             1994
                                                                                  ----------       ----------
                                                                                         (in thousands)
CAPITALIZATION (see Consolidated Statements of Capitalization):
  Common shareholders' interest                                                   $  196,686       $  256,800
  Redeemable preferred stock of subsidiary                                            90,000           90,000
  Long-term debt                                                                     310,060          290,200
                                                                                  ----------       ----------
      Total capitalization                                                           596,746          637,000
                                                                                  ----------       ----------
CURRENT LIABILITIES:
  Notes payable and commercial paper                                                 161,994          125,182
  Current sinking-fund requirements and debt
   maturities                                                                         30,140           60,140
  Accounts payable                                                                    28,177           28,127
  Purchased gas liability                                                             15,554               --
  Accrued general taxes                                                               12,556           12,044
  Environmental remediation liabilities                                                4,578            6,199
  Other current liabilities                                                           33,517           33,105
                                                                                  ----------       ----------
      Total current liabilities                                                      286,516          264,797
                                                                                  ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Noncurrent deferred income taxes                                                    59,450           77,970
  Regulatory tax liability                                                            11,017           12,560
  Unamortized investment tax credits                                                   9,352           10,132
  Contributions in aid of construction                                                14,252           12,298
  Contingency reserves and other                                                      12,157           22,033
                                                                                  ----------       ----------
      Total deferred credits and other
       liabilities                                                                   106,228          134,993
                                                                                  ----------       ----------
        Total capitalization and liabilities                                      $  989,490       $1,036,790
                                                                                  ==========       ==========



The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Year Ended September 30,
                                                                     -------------------------------------------
                                                                       1995              1994             1993
                                                                     --------          --------         --------
                                                                                (in thousands)
OPERATING REVENUES:
  Regulated utility sales                                            $420,048          $396,407         $367,853
  Merchandise, conservation products
   and other                                                           23,563            35,618           71,185
  Oil and natural gas operations                                           --                --           31,354
                                                                     --------          --------         --------
        Total operating revenues                                      443,611           432,025          470,392
                                                                     --------          --------         --------
OPERATING EXPENSES:
  Cost of gas sold                                                    219,022           223,502          180,893
  Operations and maintenance                                           93,184           118,065          147,116
  Depreciation, depletion and
   amortization                                                        33,128            30,901           38,274
  General taxes                                                        40,974            38,086           38,895
  Federal income taxes                                                  5,507            (6,697)           9,645
                                                                     --------          --------         --------
        Total operating expenses                                      391,815           403,857          414,823
                                                                     --------          --------         --------
OPERATING INCOME                                                       51,796            28,168           55,569
                                                                     --------          --------         --------
OTHER INCOME (EXPENSE):
  Pre-tax loss on merger of subsidiary                                     --            (6,304)              --
  Federal income taxes on merger of
   subsidiary                                                              --           (23,711)              --
  Pre-tax write-down of coal and rail
   investments                                                        (40,703)               --               --
  Pre-tax charges related to
   unconsolidated affiliate                                           (24,803)               --               --
  Deferred tax benefit of write-downs                                  22,927                --               --
  Preferred dividend requirement -
   Washington Natural Gas Company                                      (7,126)           (3,970)          (2,612)
  Other, net                                                           (2,625)           (2,732)             717
                                                                     --------          --------         --------
        Total other income (expense)                                  (52,330)          (36,717)          (1,895)
                                                                     --------          --------         --------
GROSS INCOME (LOSS)                                                      (534)           (8,549)          53,674

INTEREST CHARGES                                                       40,528            36,298           31,639
                                                                     --------          --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                              (41,062)          (44,847)          22,035
DISCONTINUED OPERATIONS:
  Loss from operations, net of income tax                                  --                --           (2,570)
  Loss on disposal, net of income tax                                      --              (799)          (9,818)
                                                                     --------          --------         --------
NET INCOME (LOSS)                                                     (41,062)          (45,646)           9,647

DIVIDENDS ON PREFERRED STOCK                                               --                 9              101
EXCESS PREMIUM, PREFERRED REDEMPTION                                       --               673               --
                                                                     --------          --------         --------
EARNINGS (LOSS) ON COMMON STOCK                                      $(41,062)         $(46,328)        $  9,546
                                                                     ========          ========         ========


The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)

                                                                  Year Ended September 30,
                                                      --------------------------------------------
                                                        1995              1994              1993
                                                      -------           -------           --------
                                                                     (in thousands,
                                                                except per share amounts)
EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations                          $ (1.72)          $ (1.94)          $   .95
  From discontinued operations                             --              (.03)             (.53)
                                                      -------           -------           -------
EARNINGS (LOSS) PER COMMON SHARE                      $ (1.72)          $ (1.97)          $   .42
                                                      =======           =======           =======

AVERAGE COMMON SHARES OUTSTANDING                      23,893            23,486            22,996
                                                      =======           =======           =======

DIVIDENDS PAID PER COMMON SHARE                       $  1.00           $  1.00           $  1.40
                                                      =======           =======           =======
TOTAL COMMON DIVIDENDS DECLARED
 based on shares outstanding on
 record dates during each period                      $23,877           $23,468           $32,282
                                                      =======           =======           =======


The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                Shares Outstanding
                                                                 at September 30,                 September 30,
                                                               ---------------------         ------------------------
                                                               1995            1994            1995            1994
                                                              ------          ------         --------        --------
                                                                   (in thousands)                 (in thousands)
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value,
   authorized 50,000,000 shares                               24,070          23,714         $120,348        $118,568
   Premium on common stock                                                                    202,616         199,571
   Shareholders' accumulated deficit                                                         (126,278)        (61,339)
                                                                                             --------        --------
      Total common shareholders'
       interest                                                                               196,686         256,800
                                                                                             --------        --------
                                                                                                 33%*            40%*
REDEEMABLE PREFERRED STOCK:
  Washington Energy Company -
   Cumulative; authorized 200,000 shares of $100 par value
   and 800,000 shares of $25 par value. No shares
   outstanding.

  Washington Natural Gas Company -
   Cumulative; authorized 1,000,000 shares of $100 par value
   and 4,000,000 share of $25 par value
    7.45%, Series II, $25 par value                            2,400           2,400           60,000          60,000
    8.50%, Series III, $25 par value                           1,200           1,200           30,000          30,000
                                                                                             --------        --------
      Total preferred stock                                                                    90,000          90,000
                                                                                             --------        --------
                                                                                                 15%*            14%*


*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Continued)

                                                                                          September 30,
                                                                                   --------------------------
                                                                                     1995              1994
                                                                                   --------          --------
                                                                                          (in thousands)
LONG-TERM DEBT:
  First mortgage bonds
   9.96%   due 1995                                                                $     --          $ 40,000
   8.80%   called in 1995                                                                --            25,000
   8-1/8%  due 1997                                                                   3,200             3,340
   10-1/4% due 1997, called for early redemption                                     30,000            30,000
   9.60%   due 2000                                                                  25,000            25,000
   9.57%   due 2020                                                                  25,000            25,000
   Secured medium-term notes, series A
     5.55% and 5.67% due 1995                                                            --            20,000
     8.25% due 1998                                                                  11,000            11,000
     7.08% due 1999                                                                  10,000            10,000
     8.51% through 8.55% due 2001                                                    19,000            19,000
     7.53% and 7.91% due 2002                                                        30,000            30,000
     8.25% through 8.40% due 2022                                                    35,000            35,000
   Secured medium-term notes, series B
     6.23% through 6.31% due 2003                                                    28,000            28,000
     6.07% and 6.10% due 2004                                                        18,500            18,500
     6.51% and 6.53% due 2008                                                         4,500             4,500
     6.83% and 6.90% due 2013                                                        13,000            13,000
     7.19% due 2023                                                                  13,000            13,000
   Secured medium-term notes, series C
     6.92% and 6.93% due 2005                                                        31,000                --
     7.02% and 7.04% due 2007                                                        25,000                --
     7.12% due 2010                                                                   7,000                --
     7.35% and 7.36% due 2015                                                        12,000                --
                                                                                   --------          --------
                                                                                    340,200           350,340
Less sinking-fund requirements and maturities
 included in current liabilities                                                    (30,140)          (60,140)
                                                                                   --------          --------
          Total long-term debt                                                      310,060           290,200
                                                                                   --------          --------
                                                                                       52%*              46%*

TOTAL CAPITALIZATION                                                               $596,746          $637,000
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

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS (DEFICIT)
                           REINVESTED IN THE BUSINESS

                                                                             Year Ended September 30,
                                                                  -------------------------------------------
                                                                     1995             1994             1993
                                                                  ---------         --------         --------
                                                                                (in thousands)
Balance, at beginning of year                                     $ (61,339)        $  8,457         $ 31,193
  Net income (loss)                                                 (41,062)         (45,646)           9,647
  Excess premium, preferred redemption                                   --             (673)              --
  Dividends declared on capital stock:
    Common stock, $1.00, $1.00 and
     $1.40 per share, respectively                                  (23,877)         (23,468)         (32,282)
    Preferred stock:
      5%, series A                                                       --               (3)             (26)
      6%, series B                                                       --               (1)             (21)
      8-7/8%, series C                                                   --               (5)             (54)
                                                                  ---------         --------         --------
Balance, at end of year                                           $(126,278)        $(61,339)        $  8,457
                                                                  =========         ========         ========




                                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK

                                                                             Year Ended September 30,
                                                                    -----------------------------------------
                                                                      1995             1994            1993
                                                                    --------         --------        --------
                                                                                 (in thousands)
Balance, at beginning of year                                       $199,571         $197,917        $145,075
  Excess of proceeds over par value of
   common stock issued by public offer-
   ing, less expense of sale                                              --               --          46,543
  Excess of cost over par value of
   preferred stock reacquired                                             --             (492)             --
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Reinvest-
   ment and Stock Purchase Plan                                        2,974            3,848           6,038
  Excess of purchase price over par
   value of shares of common stock
   issued under the Employee Stock

   Purchase and Option Plans                                             239              481             631
  Excess of purchase price over par
   value of shares of common stock
   issued under the Directors' Stock
   Bonus Plan                                                              2                2               8
  Common and preferred stock expense                                    (170)          (2,185)           (378)
                                                                    --------         --------        --------
Balance, at end of year                                             $202,616         $199,571        $197,917
                                                                    ========         ========        ========


The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended September 30,
                                                                   ------------------------------------------
                                                                     1995             1994             1993
                                                                   --------         --------        ---------
                                                                                 (in thousands)
Cash flow provided by (used in) operating activities:
  Income (loss) from continuing
   operations                                                      $(41,062)        $(44,847)       $  22,035
                                                                   --------         --------        ---------
Adjustments to reconcile net income (loss) from continuing
 operations to net cash provided by operating activities:
  Pre-tax loss on merger of subsidiary                                   --            6,304               --
  Pre-tax write-down and equity in
   undistributed (earnings) losses of
   unconsolidated affiliate                                          27,826             (699)              --
  Pre-tax write-down of coal and rail
   investments                                                       40,703               --               --
  Depreciation, depletion and
   amortization                                                      33,784           31,293           38,635
  Provision for uncollectible
   accounts receivable                                                1,220            2,457            1,613
  Increase (decrease) in:
   Federal income tax - current                                      (2,515)             561           (8,844)
   Federal income tax - deferred                                    (14,873)         (23,452)          17,551
   Deferred tax on merger of subsidiary                                  --           24,784               --
   Deferred charges                                                  (3,493)         (13,943)         (20,105)
   Accounts receivable                                               (5,163)          29,227          (11,304)
   Purchased gas adjustment                                          36,815            2,608          (13,315)
   Environmental recoveries
    (expenditures), net                                              24,210          (11,808)          (9,315)
   Accounts payable                                                      50           23,217           19,575
   Materials and supplies                                            (3,899)          11,824           (4,539)
   Other assets and liabilities                                      (8,540)         (25,963)           8,251
  Other                                                                (423)           3,071           (3,632)
                                                                   --------         --------        ---------
Total adjustments                                                   125,702           59,481           14,571
                                                                   --------         --------        ---------
      Net cash provided by operating
       activities                                                    84,640           14,634           36,606
                                                                   --------         --------        ---------
Cash flow provided by (used in) investing activities:
  Utility plant additions                                           (87,240)         (84,506)         (91,275)
  Coal, oil and gas and other property
   expenditures                                                      (1,503)          (2,347)         (38,211)
  Invested in subsidiary prior to merger                                 --          (20,760)              --
  Proceeds from merger of subsidiary                                     --           63,661               --
  Proceeds from asset dispositions                                      412            1,260            1,339
                                                                   --------         --------        ---------
    Net cash (used in) investing
     activities                                                     (88,331)         (42,692)        (128,147)
                                                                   --------         --------        ---------

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                             Year Ended September 30,
                                                                   ------------------------------------------
                                                                     1995             1994             1993
                                                                   --------         --------         --------
                                                                                 (in thousands)
Cash flow provided by (used in) financing activities:
  Proceeds from issuance of:
    Common stock                                                      4,824            6,342           70,528
    Preferred stock                                                      --           87,887               --
    First mortgage bonds                                             75,000               --           77,000
  Proceeds from issuance of (reduction of):
    Commercial paper, net                                            36,812          (20,316)          24,388
    Bank loans, net                                                      --               --          (17,100)
  Redemptions and repurchases
    Preferred stock                                                      --          (23,221)         (10,200)
    Long-term debt                                                  (85,140)          (3,340)          (9,260)
  Cash dividend payments
    Common                                                          (23,877)         (23,468)         (32,282)
    Preferred                                                            --               (9)            (101)
                                                                   --------         --------         --------
        Net cash provided by financing
         activities                                                   7,619           23,875          102,973
                                                                   --------         --------         --------
  Net cash provided by (used in)
   continuing operations                                              3,928           (4,183)          11,432
  Net cash (used in) discontinued
   operations, primarily operating
   activities                                                            --           (3,479)          (3,795)
                                                                   --------         --------         --------
    Net increase (decrease) in cash and
     cash equivalents                                                 3,928           (7,662)           7,637
  Beginning cash and cash equivalents                                 5,387           13,049            5,412
                                                                   --------         --------         --------
   Ending cash and cash equivalents                                $  9,315          $ 5,387         $ 13,049
                                                                   ========         ========         ========
Supplemental disclosures of
 cash flow information
  Cash paid during the year for:
   Interest (net of amounts capitalized)                           $ 41,792         $ 35,468         $ 30,685
   Income taxes                                                    $  3,335         $  5,180         $  6,598


The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                        September 30,
                                                                                -----------------------------
                                                                                    1995               1994
                                                                                ----------         ----------
                                                                                       (in thousands)
UTILITY PLANT, at original cost                                                 $1,055,322         $  977,406
  Accumulated depreciation                                                        (263,664)          (239,520)
                                                                                ----------         ----------
      Net utility plant                                                            791,658            737,886
                                                                                ----------         ----------
RECEIVABLES FROM AFFILIATED COMPANIES                                                  102              2,020
                                                                                ----------         ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                          3,571                427
  Receivables, net of allowance for
   uncollectible accounts of $919 and
   $1,252, respectively                                                              7,037              2,847
  Unbilled revenue                                                                   9,607              9,961
  Federal income taxes receivable                                                    1,416              1,416
  Deferred income taxes                                                              3,707              4,409
  Purchased gas receivable                                                              --             21,261
  Materials and supplies, at average cost                                           29,706             25,360
                                                                                ----------          ---------
      Total current assets                                                          55,044             65,681
                                                                                ----------          ---------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental receivables                                                          8,116             33,947
  Regulatory tax asset                                                              17,605             18,810
  Deferred charges and other                                                        18,073             14,205
                                                                                ----------         ----------
      Total other assets and deferred charges                                       43,794             66,962
                                                                                ----------         ----------
        Total assets                                                             $ 890,598         $  872,549
                                                                                ==========         ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                         CAPITALIZATION AND LIABILITIES

                                                                                          September 30,
                                                                                  ---------------------------
                                                                                     1995             1994
                                                                                  ----------       ----------
                                                                                         (in thousands)
CAPITALIZATION (see Consolidated Statements of Capitalization):
  Common shareholder's interest                                                   $  251,528       $  235,988
  Redeemable preferred stock                                                          90,000           90,000
  Long-term debt                                                                     310,060          290,200
                                                                                  ----------       ----------
      Total capitalization                                                           651,588          616,188
                                                                                  ----------       ----------
CURRENT LIABILITIES:
  Current sinking-fund requirements
   and debt maturities                                                                30,140           60,140
  Accounts payable                                                                    26,675           24,715
  Purchased gas liability                                                             15,554               --
  Accrued general taxes                                                               12,381           11,869
  Environmental remediation liabilities                                                4,578            6,199
  Other current liabilities                                                           28,536           27,617
                                                                                  ----------       ----------
      Total current liabilities                                                      117,864          130,540
                                                                                  ----------       ----------
PAYABLES TO AFFILIATED COMPANIES                                                      16,699           29,617
                                                                                  ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Noncurrent deferred income taxes                                                    69,826           61,214
  Regulatory tax liability                                                            11,017           12,560
  Unamortized investment tax credits                                                   9,352           10,132
  Contributions in aid of construction                                                14,252           12,298
                                                                                  ----------       ----------
      Total deferred credits and other liabilities                                   104,447           96,204
                                                                                  ----------       ----------
        Total capitalization and liabilities                                      $  890,598       $  872,549
                                                                                  ==========       ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended September 30,
                                                                  ----------------------------------------------
                                                                    1995               1994               1993
                                                                  --------           --------           --------
                                                                                  (in thousands)
OPERATING REVENUES:
  Regulated utility sales                                         $420,048           $396,407           $367,853
  Merchandise and conservation
   products                                                             --                 --             63,210
                                                                  --------           --------           --------
      Total operating revenues                                     420,048            396,407            431,063
                                                                  --------           --------           --------
OPERATING EXPENSES:
  Cost of gas sold                                                 219,022            223,502            181,157
  Utility operations and
   maintenance                                                      68,125             81,768             71,578
  Merchandise and other operations                                      --                 --             55,801
  Depreciation                                                      33,128             30,901             28,183
  General taxes                                                     40,729             37,768             35,045
  Federal income taxes                                               8,531             (3,913)             9,410
                                                                  --------           --------           --------
      Total operating expenses                                     369,535            370,026            381,174
                                                                  --------           --------           --------
OPERATING INCOME                                                    50,513             26,381             49,889
OTHER INCOME (EXPENSE), net                                           (443)            (3,860)            (1,036)
                                                                  --------           --------           --------
GROSS INCOME                                                        50,070             22,521             48,853

INTEREST CHARGES                                                    32,216             30,764             27,082
                                                                  --------           --------           --------
NET INCOME (LOSS)                                                   17,854             (8,243)            21,771
DIVIDENDS ON PREFERRED STOCK                                         7,126              3,979              2,720
EXCESS PREMIUM, PREFERRED REDEMPTION                                    --                798                 --
                                                                  --------           --------           --------
EARNINGS (LOSS) ON COMMON STOCK                                   $ 10,728           $(13,020)          $ 19,051
                                                                  ========           ========           ========


The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                               Shares Outstanding
                                                                at September 30,                   September 30,
                                                              --------------------          --------------------------
                                                               1995          1994             1995              1994
                                                              ------        ------          --------          --------
                                                                 (in thousands)                   (in thousands)
COMMON SHAREHOLDER'S INTEREST:
  Common stock, $5 par value;
   authorized 25,000,000 shares                               10,982        10,775          $ 54,911          $ 53,873
  Premium on common stock                                                                    167,752           163,978
  Shareholder's earnings
   reinvested in the business                                                                 28,865            18,137
                                                                                            --------          --------
      Total common shareholder's
       interest                                                                              251,528           235,988
                                                                                            --------          --------
                                                                                                39%*              38%*
REDEEMABLE PREFERRED STOCK:
  Cumulative; authorized 1,000,000
   shares of $100 par value and
   4,000,000 shares of $25 par
   value
    7.45%, Series II, $25 par value                            2,400         2,400            60,000            60,000
    8.50%, Series III, $25 par value                           1,200         1,200            30,000            30,000
                                                                                            --------          --------
      Total preferred stock                                                                   90,000            90,000
                                                                                            --------          --------
                                                                                                14%*              15%*


*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                   (Continued)

                                                                              September 30,
                                                                        -------------------------
                                                                          1995             1994
                                                                        --------         --------
                                                                             (in thousands)
LONG-TERM DEBT:
  First mortgage bonds
   9.96% due 1995                                                       $     --         $ 40,000
   8.80% called in 1995                                                       --           25,000
   8-1/8% due 1997                                                         3,200            3,340
   10-1/4% due 1997, called for early redemption                          30,000           30,000
   9.60% due 2000                                                         25,000           25,000
   9.57% due 2020                                                         25,000           25,000
   Secured medium-term notes, series A
    5.55% and 5.67% due 1995                                                  --           20,000
    8.25% due 1998                                                        11,000           11,000
    7.08% due 1999                                                        10,000           10,000
    8.51% through 8.55% due 2001                                          19,000           19,000
    7.53% and 7.91% due 2002                                              30,000           30,000
    8.25% through 8.40% due 2022                                          35,000           35,000
   Secured medium-term notes, series B
    6.23% through 6.31% due 2003                                          28,000           28,000
    6.07% and 6.10% due 2004                                              18,500           18,500
    6.51% and 6.53% due 2008                                               4,500            4,500
    6.83% and 6.90% due 2013                                              13,000           13,000
    7.19% due 2023                                                        13,000           13,000
   Secured medium-term notes, series C
    6.92% and 6.93% due 2005                                              31,000               --
    7.02% and 7.04% due 2007                                              25,000               --
    7.12% due 2010                                                         7,000               --
    7.35% and 7.36% due 2015                                              12,000               --
                                                                        --------         --------
                                                                         340,200          350,340
Less sinking-fund requirements and maturities
 included in current liabilities                                         (30,140)         (60,140)
                                                                        --------         --------
            Total long-term debt                                         310,060          290,200
                                                                        --------         --------
                                                                            47%*             47%*

TOTAL CAPITALIZATION                                                    $651,588         $616,188
                                                                        ========         ========
                                                                           100%*            100%*


*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EARNINGS
                           REINVESTED IN THE BUSINESS

                                                                              Year Ended September 30,
                                                                   --------------------------------------------
                                                                     1995              1994              1993
                                                                   --------          --------          --------
                                                                                  (in thousands)
Balance, at beginning of year                                      $ 18,137          $ 48,094          $ 55,088
  Net income (loss)                                                  17,854            (8,243)           21,771
  Excess premium, preferred redemption                                   --              (798)               --
  Dividends declared on capital stock:
    Common stock, $-0-, $1.60, and
     $2.60 per share, respectively                                       --           (16,937)          (26,045)
    Cumulative preferred stock:
      5%, series A                                                       --                (9)             (108)
      6%, series B                                                       --               (13)             (154)
      8-7/8%, series C                                                   --               (23)             (271)
      8-3/4%, series F                                                   --               (22)             (437)
      8-3/4%, series I                                                   --               (88)           (1,750)
      7.45%, series II                                               (4,470)           (3,824)               --
      8.50%, series III                                              (2,656)               --                --
                                                                   --------          --------          --------
Balance, at end of year                                            $ 28,865          $ 18,137          $ 48,094
                                                                   ========          ========          ========


The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK

                                                                                   Year Ended September 30,
                                                                          -----------------------------------------
                                                                            1995             1994            1993
                                                                          --------         --------        --------
                                                                                        (in thousands)
Balance, at beginning of year                                             $163,978         $161,618        $108,186
  Excess of proceeds over par value of
   common stock issued to parent company,
   less expense of sale                                                         --               --          46,714
  Excess of cost over par value of
   preferred stock reacquired                                                   --             (331)             --
  Excess of purchase price over par value
   of shares of common stock issued under
   the parent company's Dividend
   Reinvestment and Stock Purchase Plan                                      3,659            4,507           6,651
  Excess of purchase price over par value
   of shares of common stock issued under
   the parent company's Employee Stock
   Purchase Plan                                                               288              350             361
  Common and preferred stock expense                                          (173)          (2,166)           (294)
                                                                          --------         --------        --------
Balance, at end of year                                                   $167,752         $163,978        $161,618
                                                                          ========         ========        ========


The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended September 30,
                                                               -------------------------------------------
                                                                 1995             1994              1993
                                                               --------         --------          --------
                                                                             (in thousands)
Cash flow provided by (used in) operating activities:
  Net income (loss)                                            $ 17,854         $ (8,243)        $ 21,771
                                                               --------         --------         --------

  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation                                                 33,432           31,293           28,544
    Provision for uncollectible
     accounts receivable                                          1,151            2,406            1,610
    Increase (decrease) in:
      Federal income tax - current                                   --              573            1,830
      Federal income tax - deferred                               8,534           (7,480)          12,724
      Accounts receivable                                        (4,987)          34,966           (8,290)
      Environmental recoveries
       (expenditures), net                                       24,210          (11,808)          (9,315)
      Purchased gas adjustment                                   36,815            2,608          (13,315)
      Accounts payable                                            1,960           18,494           21,774
      Materials and supplies                                     (4,346)          14,246           (4,643)
      Deferred charges                                           (3,038)         (12,168)         (17,724)
      Other assets and liabilities                                1,204          (21,910)           1,413
    Other                                                            --            2,854           (2,514)
                                                               --------         --------         --------
      Total adjustments                                          94,935           54,074           12,094
                                                               --------         --------         --------
        Net cash provided by operating
         activities                                             112,789           45,831           33,865
                                                               --------         --------         --------
Cash flow provided by (used in)
 investing activities:
  Utility plant additions                                       (87,240)         (84,506)         (91,275)
  Proceeds from disposition of fixed assets                         412            1,260            1,339
                                                               --------         --------         --------
        Net cash (used in) investing
         activities                                             (86,828)         (83,246)         (89,936)
                                                               --------         --------         --------

  The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                         September 30,
                                               --------------------------------
                                                 1995        1994        1993
                                               --------    --------    --------
                                                        (in thousands)
Cash flow provided by (used in)
 financing activities:
  Proceeds from issuance of:
    Common stock                               $  4,812    $  6,108    $ 64,023
    Preferred stock                                  --      87,887          --
    First mortgage bonds                         75,000          --      77,000
  Proceeds from issuance of
   (reductions of):
    Payables to affiliated companies,
     net                                        (11,000)    (18,713)    (11,250)
    Bank loans, net                                  --          --     (17,100)
  Redemptions and repurchases:
    Preferred stock                                  --     (23,398)    (10,300)
    Long-term debt                              (85,140)     (3,340)     (9,260)
  Cash dividend payments:
    Common                                           --     (16,937)    (26,045)
    Preferred                                    (6,489)     (3,538)     (2,725)
                                               --------    --------    --------
        Net cash provided by (used in)
         financing activities                   (22,817)     28,069      64,343
                                               --------    --------    --------
Net increase (decrease) in cash and
 cash equivalents                                 3,144      (9,346)      8,272
  Beginning cash and cash equivalents               427       9,773       1,501
                                               --------    --------    --------
  Ending cash and cash equivalents             $  3,571    $    427    $  9,773
                                               ========    ========    ========
Supplemental disclosures of cash
 flow information
  Cash paid during the year for:
    Interest (net of amounts
     capitalized)                              $ 33,892    $ 29,836    $ 26,264
    Income taxes                               $     --    $  2,400    $    601

  The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain information, necessary to understand Washington Natural's financial condition and results of operations, is substantially the same as disclosed by the Company in this report.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

The consolidated financial statements include the accounts of Washington Energy Company and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's subsidiaries are:

    1.   Washington Natural Gas Company and its wholly-owned subsidiaries;
    2.   Washington Energy Services Company;
    3.   Washington Energy Gas Marketing Company;
    4.   WECO Finance Company and its wholly-owned subsidiary;
    5.   Thermal Energy, Inc., and its wholly-owned subsidiary, and
    6.   ThermRail, Inc.

Due to the May 1994 merger of Resources, previously a wholly-owned subsidiary of Washington Energy, with a subsidiary of Cabot, the 1994 financial statements through the date of the merger show Resources' earnings in "Other income (expense)" using the equity method of accounting. The 1993 financial statements reflect Resources on a consolidated basis in accordance with generally accepted accounting principles ("GAAP").

Washington Natural's accounting records are maintained in accordance with GAAP and with the FERC uniform system of accounts, which has been adopted by the WUTC.

(b) Reclassifications

Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. The payroll taxes previously included in "General taxes" are now reported in "Operations and maintenance" expense.

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

Provisions for depreciation of utility plant are determined by applying straight-line rates to the original cost of the various classifications of property, adjusted for estimated removal cost and salvage. These rates may be adjusted prospectively from time to time based upon revised estimates of the useful lives, removal costs and salvage of the various classes of assets, with approval of the WUTC. The average depreciation rate used was approximately 3.5% for 1995, 3.5% for 1994 and 3.6% for 1993.

(d) Regulatory Assets

Washington Natural defers certain costs that otherwise would be charged to expense if it is probable that the WUTC will permit future recovery of such costs. Differences between the actual cost of Washington Natural's gas supplies and that currently allowed by the WUTC are deferred and recovered or repaid through the PGA mechanism. Certain income tax deferrals are discussed in Note 2. The remainder of these costs are included in "Deferred charges and other" in the financial statements and are amortized and recovered in rates as prescribed by the WUTC. At September 30, 1995 and 1994, such deferred charges totaled $4,635,000 and $3,614,000, respectively. Of the year-end 1995 balance, $2,956,000 was being amortized and recovered in rates, with the remainder subject to future regulatory review and approval for recovery.

(e) Interest Capitalized

The Company capitalizes the interest costs incurred to finance assets under construction or development. Interest capitalized relative to utility plant construction in 1995, 1994, and 1993 was $660,000, $453,000, and $250,000,
respectively. The Company discontinued interest capitalization on its coal projects in 1994 as the projects have not been actively under development since 1993. Total interest capitalized in 1993 related to the coal projects was $541,000.

(f) Unbilled Gas Revenues

Washington Natural accrues revenues for gas delivered but not billed to customers based on estimated usage from the meter reading dates to month end.

(g) Off-System Sales and Capacity Release

Washington Natural has been selling excess gas supplies and entering into gas supply exchanges with third parties outside of its distribution area since 1992. Washington Natural began releasing to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis in 1993 and 1994, respectively. Washington Natural contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, Washington Natural holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year. The net proceeds from these gas sales, exchanges and releases of capacity are accounted for as reductions in the cost of purchased gas and passed on to ratepayers through the PGA mechanism with no impact on net income. As a result, Washington Natural does not reflect sales revenue or associated cost of sales for these transactions in its income statement. The net proceeds from these activities were $7,374,000, $3,997,000 and $838,000 for 1995, 1994 and 1993,
respectively.

(h) New Accounting Pronouncements

During 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." See Notes 8 and 13 regarding the charges recorded for the write-down of coal related investments and Cabot's write-down of its oil and gas producing properties.

SFAS No. 123, "Accounting for Stock-Based Compensation," was recently issued and is effective for fiscal years beginning after December 15, 1994. SFAS No. 123 encourages, but does not require, companies to account for stock compensation awards based on their estimated fair value on the grant date. However, if companies choose not to account for such compensation on a fair value basis, they are required to disclose in a footnote to the financial statements any effect on net income had the company recognized expense for such compensation. The Company has not yet adopted SFAS No. 123, but as indicated in Note 3, due to the limited number of options granted by the Company on an annual basis, the amount of compensation expense which would be required to be expensed or disclosed, is not material.

(2) INCOME TAXES

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

The Company's consolidated income tax provision is as follows (in thousands):

                                                   Year Ended September 30,
                                               --------------------------------
                                                 1995        1994        1993
                                               --------    --------    --------
Charged (credited) to operations:
  Current                                      $     75    $ (7,291)   $ (4,685)
  Deferred                                        6,212       1,375      15,126
  Investment tax credit                            (780)       (781)       (796)
                                               --------    --------    --------
    Total charged (credited) to operations        5,507      (6,697)      9,645
Charged (credited) to other income
 and expense, net                               (24,686)     22,432          51
Charged (credited) to discontinued
 operations                                          --        (430)     (6,610)
                                               --------    --------    --------
    Total income tax expense (benefit)         $(19,179)   $ 15,305    $  3,086
                                               ========    ========    ========

The amount credited to "Other income and expense" in 1995 consists primarily of the deferred taxes associated with the write-downs of the Company's investments in Cabot and coal-related assets (see Notes 13 and 8). The amount charged to "Other income (expense)" in 1994 consists primarily of deferred income taxes provided on the Cabot merger.

Washington Natural's consolidated income tax provision is as follows (in thousands):

                                                     Year Ended September 30,
                                                  -----------------------------
                                                    1995       1994       1993
                                                  -------    -------    -------
Charged (credited) to operations:
  Current                                         $   336    $(4,344)   $ 2,293
  Deferred                                          8,975      1,212      7,913
  Investment tax credit                              (780)      (781)      (796)
                                                  -------    -------    -------
    Total charged (credited) to
     operations                                     8,531     (3,913)     9,410
Charged to other income and expense, net             (336)    (2,078)       137
                                                  -------    -------    -------
  Total income tax expense (benefit)              $ 8,195    $(5,991)   $ 9,547
                                                  =======    =======    =======

On October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96, the prior accounting standard for income taxes the Company had followed since 1988. SFAS Nos. 109 and 96 both prescribe use of the liability method, whereby deferred tax assets and liabilities are recognized for temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will be in effect when the temporary differences are expected to be settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the change is enacted. Adoption of SFAS No. 109 had no material impact on results of operations. The temporary differences and associated tax assets and liabilities comprising the Company's consolidated net deferred tax liability at September 30 are as follows (in thousands):

                                                              1995        1994
                                                            -------     --------
Deferred tax liabilities:
  Property basis and accelerated depreciation               $78,521     $ 70,782
  Investment in Cabot stock                                  14,826       19,358
  Coal development activities                                    --       13,101
  Environmental remediation                                     384          384
  Regulatory tax asset net of regulatory tax
   liability                                                  2,306        2,187
  Demand side management costs and other
   deferred utility expenses                                  1,610        1,098
  Other                                                         885        4,943
                                                            -------     --------
    Total deferred tax liabilities                           98,532      111,853
                                                            -------     --------
Deferred tax assets:
  Net operating loss carry-forwards                          18,625       15,453
  Alternative minimum tax credits                             5,813        5,813
  Reserves for future losses                                  4,255        4,981
  Investment tax credit                                       3,752        3,553
  Contributions in aid of construction                        3,273        3,546
  Coal development activities                                   956           --
  Compensation related differences                            2,892        2,030
  Other                                                       3,223        2,934
                                                            -------     --------
    Total deferred tax assets                                42,789       38,310
                                                            -------     --------
  Net deferred tax liability                                 55,743       73,543
  Less amount classified as current asset                     3,707        4,427
                                                            -------     --------
    Net noncurrent deferred tax liability                   $59,450     $ 77,970
                                                            =======     ========

The temporary differences and associated tax assets and liabilities comprising Washington Natural's net deferred tax liability at September 30 are as follows (in thousands):

                                                              1995         1994
                                                            -------      -------
Deferred tax liabilities:
  Property basis and accelerated depreciation               $78,521      $70,782
  Environmental remediation                                     384          384
  Regulatory tax asset net of regulatory
   tax liability                                              2,306        2,187
  Demand side management costs and other
   deferred utility expenses                                  1,610        1,098
  Other                                                         586        1,453
                                                            -------      -------
    Total deferred tax liabilities                           83,407       75,904
                                                            -------      -------
Deferred tax assets:
  Net operating loss carry-forwards                           3,004        5,332
  Alternative minimum tax credits                             3,513        3,513
  Investment tax credit                                       3,752        3,553
  Contributions in aid of construction                        3,273        3,546
  Compensation related differences                            2,892        2,030
  Other deferred tax assets                                     854        1,125
                                                            -------      -------
    Total deferred tax asset                                 17,288       19,099
                                                            -------      -------
  Net deferred tax liability                                 66,119       56,805
  Less amount classified as current asset                     3,707        4,409
                                                            -------      -------
    Net noncurrent deferred tax liability                   $69,826      $61,214
                                                            =======      =======

The components of consolidated deferred income tax expense for the last year under which the Company followed SFAS No. 96 are as follows (in thousands):

                                                               Year Ended
                                                               September
                                                                30, 1993
                                                               ----------
Included in operating expense:
  Tax depreciation                                             $  4,452
  Oil and gas exploration and production activities               5,721
  Environmental activities                                        3,461
  Coal and railroad development activities                        1,442
  Interest capitalized                                              184
  Other                                                            (134)
                                                               --------
                                                                 15,126

Included in other income:
  Other non-utility activities                                       51

                                                               --------
    Total deferred tax provision                               $ 15,177
                                                               ========

At September 30, 1995 the following carry-forwards are available to reduce the Company's future income tax liability (in thousands):

                                                       Carry-
                                                      forwards       Expiration
                                                      --------       ----------
1994 net operating losses                              $44,152           2009
1995 net operating losses                                9,061           2010
                                                       -------
     Total net operating losses                        $53,213
                                                       =======

Alternative minimum tax credits                        $ 5,813        Unlimited
                                                       =======

The Company has determined it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance is not required. The alternative minimum tax credits can be used in the future to reduce the Company's regular tax liability in excess of its minimum tax liability.

(b) Flow-Through Accounting

In accordance with a directive from the WUTC, Washington Natural uses "flow-through accounting," wherein no charge is made currently in the income statement for certain income tax payments deferred as allowed by the Internal Revenue Service. However, as required by SFAS No. 109, a deferred tax liability or asset has been recorded for the amount of income tax payments deferred. A regulatory tax asset or liability has been recorded to reflect the expected recovery or refund through adjustment of customers' rates when these taxes become receivable or payable in future periods. Based on the WUTC's past decisions and policies, it is management's opinion that the Commission will allow Washington Natural full recovery in its rates of the increased future tax expense resulting from the use of this accounting method.

(c) Reconciliation of Statutory Income Tax Rate to Effective Rate

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES

                                                       Year Ended September 30,
                                                 -----------------------------------
                                                  1995          1994           1993
                                                 ------        ------         ------
Statutory income tax rate                        (35.0)%       (35.0)%         34.8%
Excess of book over tax depreciation
 not deferred                                      0.8           3.4            2.2
Accelerated benefit on early retirement
 of depreciable assets                            (1.4)         (2.8)          (2.8)
Tax credit on gas produced from tight
 sands formations                                   --           4.9           (5.1)
Amortization of investment tax credit             (1.3)         (2.7)          (2.5)
Dividends-minority interest                        4.1           4.8            2.8
Cabot merger and related reserves                   --          83.3             --
Effect of tax rate change from 34% to 35%           --            --            2.8
Provision for tax contingencies                    2.0            --             --
Dividends received deduction                      (1.5)         (1.2)            --
Other, net                                          .5          (0.6)          (1.6)
                                                 -----          ----           ----
  Effective income tax rate                      (31.8)%        54.1%          30.6%
                                                 =====          ====           ====

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES

                                                      Year Ended September 30,
                                                -----------------------------------
                                                 1995          1994           1993
                                                ------        ------         ------
Statutory income tax rate                        35.0%        (35.0)%         34.8%
Excess of book over tax depreciation
 not deferred                                     1.9           7.0            2.2
Accelerated benefit on early retirement
 of depreciable assets                           (3.2)         (5.7)          (2.9)
Amortization of investment tax credit            (3.0)         (5.5)          (2.5)
Other, net                                        0.8          (2.9)          (1.1)
                                                 ----         -----           ----
  Effective income tax rate                      31.5%        (42.1)%         30.5%
                                                 ====         =====           ====

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

(b) Employee Stock Purchase Plan

The Company has an employee stock purchase plan, under which options are granted to eligible employees who elect to participate in the plan. The option price under the plan is 90% of the fair market value of the common stock at the grant date, or 100% of the fair market value at the exercise date, whichever is less; but in no event less than the par value of the common stock. In 1995, 1994 and 1993, 29,773, 27,055 and 21,549 shares, respectively, were issued under the plan at average prices per share of $13.06, $16.27 and $20.08, respectively, with average fair market values on the exercise date of $13.06, $16.44 and $22.09, respectively. At September 30, 1995, 30,509 shares were authorized for future issuance.

(c) Dividend Reinvestment and Stock Purchase Plan

This plan, available to all holders of record of the Company's common stock, provides for reinvestment of dividends at 100% of the average of the high and low prices of Washington Energy's common stock on each dividend payment date. The plan also provides for the purchase of common stock with optional cash payments not to exceed $5,000 per quarter at 100% of the average price on the dividend payment date. During 1995, 1994 and 1993, 324,839, 363,879 and 367,421
shares, respectively, were issued under the plan. At September 30, 1995, there were 783,669 shares of the Company's common stock authorized but unissued under this plan.

(d) Performance Share Plan

A performance share plan was established October 1, 1981, which provides for the annual award of performance units to designated officers and other key executives, and for payment of the awards to be contingent upon attainment of future performance objectives of the Company. Generally, under the Company's current policy, at least 50% of any payments made pursuant to the plan are to be paid in common stock of the Company and the balance of the payments are to be paid in cash or shares of common stock. No performance units were awarded under the plan in 1995 and no such awards are planned for 1996. Due to the losses sustained in 1994 and 1995, the minimum performance objectives of the plan relative to performance units outstanding at September 30, 1995, cannot be met. In the event of a change in control, however, all participants would receive payment for 100% of outstanding awards. (See Note 18 regarding the proposed merger with Puget.) The aggregate number of performance units for which such payments would be made as a result of a change in control prior to September 30, 1996 would be 41,768 units, and subsequent to September 30, 1996, would be 34,155 units.

(e) Stock Option Plans

The previous stock option plan approved by the shareholders in February 1984, expired September 30, 1993. The Washington Energy Company 1993 Stock Option

Plan ("1993 Plan"), was approved by a vote of the Company's shareholders on February 25, 1994. Under the 1993 Plan, as in the previous plan, options are offered to executives and key employees to purchase shares of Washington Energy's common stock at a price of not less than 100% of the market value of such shares at the time of granting the option. At September 30, 1995 there were 165,763 and 798,860 shares of the Company's common stock authorized but unissued under the previous plan and the 1993 Plan, respectively.

At the discretion of the Compensation and Benefits Committee of the Board of Directors, any option granted may include a stock appreciation right ("SAR"). Any optionee exercising a stock option loses the corresponding SAR as to that option and vice versa. SARs have been granted in tandem with all options outstanding under the previous plan and the 1993 Plan.

                                                Option Grant Price
                              -------------------------------------------------------
                                         $20.06 to
                               $15.06     $21.38      $18.38      $13.38       Total
                              --------   ---------    -------    --------    --------
Options outstanding
 at September 30, 1992         13,227     243,366          --          --     256,593

  Options granted at $21.19        --     109,800          --          --     109,800
  Options exercised           (11,127)    (35,700)         --          --     (46,827)
  Options forfeited                --      (1,000)         --          --      (1,000)
                              -------    --------     -------     -------    --------
Options outstanding
 at September 30, 1993          2,100     316,466          --          --     318,566

  Options granted                  --          --     110,600          --     110,600
  Options exercised              (700)         --          --          --        (700)
  Options forfeited            (1,400)   (114,203)         --          --    (115,603)
                              -------    --------     -------     -------    --------
Options outstanding
 at September 30, 1994             --     202,263     110,600          --     312,863

  Options granted                  --          --       6,300     199,950     206,250
  Options exercised                --          --          --     (11,500)    (11,500)
  Options forfeited                --     (36,500)    (13,000)         --     (49,500)
                              -------    --------     -------     -------    --------
Options outstanding
 at September 30, 1995             --     165,763     103,900     188,450     458,113
                              =======    ========     =======     =======    ========

Unexercised options at September 30, 1995, do not result in a material dilution of earnings per common share.

(f) Puget Option

In connection with the execution of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1995, by and among Washington Energy, Washington Natural and Puget, Washington Energy granted to Puget an option to purchase up to 19.9% of Washington Energy's common stock at an exercise price of $20.00 per share (the "Puget Option"). (See Note 18 regarding subsequent events.) The Puget Option becomes exercisable under certain circumstances if the Merger Agreement becomes terminable. The Puget

Option further provides that in the event the option becomes exercisable, Puget may require Washington Energy to repurchase the option or any previously purchased shares acquired under the option at a price based on or derived from the market price or a subsequent third-party offer on the day of exercise. The Puget Option terminates on the earlier of 1) the effective time of the merger under the Merger Agreement, 2) the termination of the Merger Agreement pursuant to its terms (other than a termination relating to or following certain specified business combinations), or 3) 180 days following any termination of the Merger Agreement relating to or following certain specified business combinations.

(g) Directors' Stock Bonus Plan

The Directors' Stock Bonus Plan was approved by the shareholders in February 1991. The plan provides for annual awards of 200 shares of Washington Energy common stock to each outside director. Shares are issued relative to these awards after the director leaves the Board of Directors. The director receives additional awards equivalent to the dividends reinvested on the awarded but unissued shares. During 1995, 1994 and 1993, 1400, 1400, and 1800 shares, respectively, were awarded under the plan. During 1995, 1994 and 1993, 204, 190, and 382 shares, respectively, were issued under the plan. At September 30, 1995, 8,063 shares were awarded but not issued under the plan.

(h) General

The increase in common equity resulting from issuance of shares under the various plans described above was $4,825,000 in 1995, $6,342,000 in 1994, and $8,735,000 in 1993.

(4) DIVIDEND RESTRICTION

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indentures of Washington Natural. Washington Natural has not paid dividends to Washington Natural since April 1994, due to these restrictions. At September 30, 1995, Washington Natural was restricted from paying dividends to Washington Energy until its retained earnings increased by more than $12,500,000.

(5) PREFERRED STOCK

On September 15, 1994, Washington Natural sold 1,200,000 shares of 8.50% cumulative preferred stock, $25 par value, to the public for net proceeds of $29,105,000. The preferred stock is redeemable on or after September 1, 1999, at par value and has no sinking-fund requirements.

In November 1993, Washington Natural sold 2,400,000 shares of 7.45% cumulative preferred stock, $25 par value, to the public following the early redemption of all its other preferred stock series. The sale netted proceeds to Washington Natural of $58,782,000. The preferred stock is redeemable on or after November 1, 2003, at par value and has no sinking-fund requirements.

In November 1993, the Company and Washington Natural redeemed early all previously outstanding preferred stock. A total of 585,480 shares, in five series, with an aggregate par value of $22,648,000 was redeemed at an average premium of 2.4%. Washington Natural had previously elected to redeem 170,000 shares with an aggregate par value of $5,000,000 through additional, optional, sinking-fund payments at par value in September 1993.

(6) LONG-TERM DEBT

The total principal amount of Washington Natural's first mortgage bonds authorized by the indenture dated April 1, 1957, as amended and supplemented is not limited except as restricted by the provisions of the indenture and except as may be limited by law.

The Company's sinking fund requirements and long-term debt maturities for the next five years ending September 30 are: 1996, $30,140,000; 1997, $3,200,000;
1998, $11,000,000; 1999, $10,000,000; and 2000, $25,000,000. The $30,000,000 of
10-1/4% bonds due in 1997 were called early and redeemed without premium in December 1995. The redemption was funded by the issuance of additional long-term debt.

(7) OTHER FINANCING ARRANGEMENTS

On March 31, 1995, the Company entered into a new credit agreement with a lending group composed of nine commercial banks and terminated its prior $150 million revolving credit agreement. The new agreement provides for a committed revolving credit facility of up to $250 million for a three-year period. Advances bear interest at one of several, optional, market-based rates. The agreement requires payment of a commitment fee on the average unused balance of the facility. The fee is based on the Company's commercial paper rating and is currently 1/4 of 1% per annum. This credit agreement is utilized primarily to provide credit support for various uncommitted, short-term financing arrangements. No advances were outstanding under this facility at September 30, 1995.

The Company has commercial paper programs available through two sources totaling $250 million. The Company can borrow up to $40 million at commercial paper rates through a credit program, credit-enhanced by a commercial bank. Aggregate borrowings under the commercial paper and enhanced credit facilities are limited to $250 million. At September 30, 1995, $122 million in commercial paper was outstanding and $40 million was borrowed under the enhanced credit facility.

The Company also has an uncommitted short-term credit arrangement with a commercial bank whereby it may borrow up to $25 million at short-term market rates. At September 30, 1995, no borrowings were outstanding under this arrangement.

Washington Natural has an agreement with Cooperative Receivables Corporation ("CRC") whereby it may sell to CRC up to $90 million principal amount of undivided interests in merchandise and gas accounts receivable at face value. With the transfer of the merchandise business to Services in 1994, new merchandise receivables are no longer being sold to CRC. At September 30, 1995, $28 million of outstanding merchandise and gas receivables had been sold under the agreement, which represented all but approximately $11 million of total receivables eligible to be sold to CRC.

The composite interest rate at September 30, 1995, 1994 and 1993, on outstanding short-term borrowings, including the impact of certain interest rate swaps discussed below, was 7.1%, 6.3% and 5.0%, respectively. During the past three years, short-term borrowing levels and average interest rates, including the impact of certain interest rate swaps described below, were as follows:

                                           1995         1994        1993
                                          ------       ------      ------
Maximum outstanding (in millions)         $242.4       $174.3      $161.4
Average outstanding (in millions)         $130.0       $115.5      $116.5
Weighted average rate                        7.7%         6.1%        5.8%

The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating-rate, short-term debt. The two agreements outstanding at September 30, 1995, effectively change the Company's interest rate on outstanding commercial paper to 8.59% on a notional principal amount of $25 million expiring December 28, 1995, and to 9.64% on a notional principal amount of $16.5 million expiring March 31, 2000.

The Company leases the majority of its motor vehicle fleet, certain computer and telecommunications equipment and office space at four locations, which are accounted for as operating leases. Annual rental expense for 1995, 1994 and 1993 was $4,098,000, $4,050,000 and $5,098,000, respectively. Minimum annual lease payments for the next five years and thereafter are: 1996, $2,756,000; 1997, $2,151,000; 1998, $1,924,000; 1999, $1,522,000; 2000, $1,465,000; and
thereafter, $18,807,000.

(8) COAL AND RAILROAD PROPERTIES

In the fourth quarter of 1995, the Company wrote down the carrying value of its coal and railroad properties by $34,700,000 ($22,555,000 after tax) and $6,000,000 ($3,900,000 after tax), respectively, in conjunction with early adoption of SFAS No. 121. Based on a mine feasibility study by a mining and geological consulting firm, the current and expected future coal prices do not support further expenditures to develop the coal reserves over the next five to ten years. As a consequence of the determination that the coal reserves are uneconomical to develop in the foreseeable future, the Company also wrote off the costs related to planning the railroad necessary to transport coal from the proposed mine sites to the existing rail line for shipment on to markets in the Midwest. The carrying value of the coal assets totaled $4,034,000 and $37,882,000 at September 30, 1995 and 1994, respectively, and the carrying value of the railroad assets was $0 and $5,584,000 at the respective dates. The current $4,034,000 carrying value of the coal reserves is the estimated market value of undeveloped coal reserves in the region based on recent sales. The railroad assets were written off entirely as they consist of planning, engineering and permitting costs, all of which are site specific.

The coal properties consist of surface control over and mineral rights to approximately 270 million tons of recoverable coal reserves in southeastern Montana and surface control over substantial additional reserves in the area, owned by Thermal Resources, Inc., a wholly-owned subsidiary of Thermal Energy, Inc., and subleased to Montco, a 95%-owned partnership formed to develop the coal properties. The railroad investment consists of an 87.5% partnership interest in the Tongue River Railroad Company ("TRR"), held by ThermRail, Inc., which was formed to develop the railroad to transport Montco's coal to market.

Although market conditions do not support current development of these assets, the Company intends to maintain its investments and to periodically reassess the viability of further development. Several test burns of the coal by electric utilities which may be conducted in 1996 or 1997 would better define the quality of the reserves and the economics of full scale mining operations. TRR is currently awaiting approval by the Interstate Commerce Commission of a request to extend the proposed rail line beyond the Montco properties. This would benefit existing coal shippers by reducing haul distances and would increase the value and development potential of Montco's coal reserves.

(9) PENSION AND RETIREMENT BENEFITS

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

The following tables set forth the Plan's funded status and the pension liability recognized in the consolidated financial statements (in thousands):

                                           1995        1994        1993
                                         --------    --------    --------
Actuarial present value of
 accumulated benefit obligations:
  Vested                                 $ 39,319    $ 36,828    $ 33,360
  Non-vested                                  599         732         478
                                         --------    --------    --------
    Total                                $ 39,918    $ 37,560    $ 33,838
                                         ========    ========    ========
Projected benefit obligations for
 service rendered to date                $ 49,819    $ 48,279    $ 43,965
Plan assets at fair value, primarily
 marketable stocks, bonds and short-
 term investments                          64,248      57,812      57,414
                                         --------    --------    --------
Plan assets in excess of projected
 benefit obligations                       14,429       9,533      13,449
Unrecognized amounts:
  Prior service cost                        1,568       1,717       2,141
  Net gains                               (10,770)     (4,683)     (7,745)
  Net transition gain                      (8,103)     (8,913)     (9,723)
                                         --------    --------    --------
    Net pension liability included in
     the balance sheet                   $ (2,876)   $ (2,346)   $ (1,878)
                                         ========    ========    ========
Net pension cost includes:
  Service cost of benefits earned
   during the period                     $  2,163    $  2,577    $  2,249
  Interest cost on projected benefit
   obligations                              3,568       3,238       2,941
  Actual return on Plan assets             (8,704)     (1,870)     (6,891)
  Amortization of net transition gains       (810)       (810)       (810)
  Unrecognized prior service cost             149         165         165
  Amortization of deferred gains             (275)       (456)       (326)
  Current asset gain (loss) deferred        4,440      (2,376)      3,054
                                         --------    --------    --------
    Net pension cost                     $    531    $    468    $    382
                                         ========    ========    ========
Assumptions used in the calculations:
  Weighted-average discount rate           7 1/2%      7 1/2%      7 1/2%
  Long-term rate-of-return on assets       7 1/2%      7 1/2%      7 1/2%
  Compensation increase                        6%          6%          6%

The Company also has entered into individual contracts with its officers and those of its subsidiaries to provide pension benefits in addition to those provided by the Plan. The contracts, collectively referred to as the supplemental executive retirement contracts ("SERC") provide benefits based on annual compensation which are payable from general corporate funds. As a long-term funding mechanism, the Company purchases life insurance policies on its officers sufficient to pay expected future benefits.

In 1994, the Company initially recorded the liability for future benefit obligations of the SERC and the asset representing the cash surrender value of life insurance policies purchased to fund the SERC. For accounting and disclosure purposes, neither the total death benefit from the life insurance policies of $24,100,000 nor the policies' net cash surrender value of $2,696,000 at September 30, 1995, qualify as plan assets since the proceeds of the policies are not segregated or formally restricted to funding the SERC.

The following tables set forth the SERC's funded status and the liability recognized in the consolidated financial statements (in thousands):

                                                           1995           1994
                                                         -------        -------
Actuarial present value of accumulated benefit
 obligations:
  Vested                                                 $ 4,552        $ 4,005
  Non-vested                                                 813            716
                                                         -------        -------
    Total                                                $ 5,365        $ 4,721
                                                         =======        =======
Projected benefit obligations for
 service rendered to date                                $ 5,365        $ 4,721
Assets segregated for SERC                                    --             --
                                                         -------        -------
Assets less than projected
 benefit obligations                                      (5,365)        (4,721)
Unrecognized amounts:
  Prior service cost                                       4,570          4,451
  Gains                                                     (745)          (654)
                                                         -------        -------
    Net pension liability included
     in the balance sheet                                $(1,540)       $  (924)
                                                         =======        =======
Net pension cost includes:
  Service cost of benefits earned during
   the period                                            $   254        $   322
  Interest cost on projected benefit
   obligations                                               362            383
  Unrecognized prior service cost                            248            289
                                                         -------        -------
    Net pension cost                                     $   864        $   994
                                                         =======        =======
Assumptions used in the calculations:
  Weighted-average discount rate                          7 1/2%         7 1/2%
  Compensation increase                                   4 1/2%         4 1/2%

The Company does not offer any significant post-retirement benefits other than pensions.

(10) LIABILITY FOR ENVIRONMENTAL MATTERS

(a) General

The distribution of natural gas by Washington Natural involves certain controllable environmental risks. Washington Natural conducts its natural gas distribution business using accepted industry practices and procedures. Washington Natural is not aware of any material environmental exposures related to its natural gas distribution activities. However, Washington Natural, as the former operator of, or the successor to a former operator of, several manufactured gas plants in western Washington prior to 1957, has several existing environmental exposures and one recently resolved environmental insurance action.

Former manufactured gas plant sites in the following areas are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) the Tideflats area of Tacoma, Washington; 2) Everett, Washington; 3) Chehalis, Washington and 4) "Gas Works Park" in Seattle. There is another former manufactured gas plant site situated at 22nd and "A" Streets in Tacoma, where Washington Natural has incurred costs, primarily for legal defense, because Washington Natural does not believe that it has responsibility for remediation costs as discussed in Note 11 regarding the Washington State Department of Transportation lawsuits. This other site is not expected to result in a significant liability to Washington Natural.

The financial statements reflect management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup or containment believed to be feasible, at each site. Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect receivables for the expected recoveries from insurance carriers and other third parties of substantially all of the cleanup costs as discussed in greater detail below.

The following table summarizes total expected costs, the costs incurred and recorded through September 30, 1995, the expected recoveries from insurance companies and other parties and the actual recoveries through September 30, 1995, for each of the four sites (in thousands):

                                                                           Gas Works
                                        Tideflats    Everett    Chehalis     Park
                                        ---------    -------    --------   ---------
Estimated total investigation,
 legal, remediation, and
 financing costs                         $43,196     $3,250     $2,000       $1,000
Actual costs to date                      42,921        314      1,625            8
                                         -------     ------     ------       ------
Balance expected to be incurred          $   275     $2,936     $  375       $  992
                                         =======     ======     ======       ======
Expected recoveries from insurance
 companies and other parties             $42,666     $3,250     $2,000       $1,000
Actual recoveries to date                 40,944         --         --           --
                                         -------     ------     ------       ------
Balance expected to be recovered         $ 1,722     $3,250     $2,000       $1,000
                                         =======     ======     ======       ======

(b) Tideflats

Washington Natural had principal responsibility for the cleanup of a former manufactured gas plant site in the Tideflats area of Tacoma, Washington, which the U.S. Environmental Protection Agency ("EPA") determined contained several contaminants and therefore required cleanup under the Comprehensive Environmental Response, Compensation and Liability Act.

The remediation activities at the Tideflats site were completed as of July 1995, and confirmed by the EPA in a letter dated September 28, 1995. The remediation was completed in accordance with the terms set forth in Washington Natural's consent decree with the EPA. Monitoring equipment has been installed at the site. In the future, ongoing monitoring and maintenance costs will be expensed as incurred and are not estimated to be material.

In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies that provided insurance applicable to the Tideflats site at various times dating back to the 1940s. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural. Under the terms of the final judgment, Washington Natural was entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of certain insurer defendants in the action. The liability of these defendant insurers was joint and several, up to the annual limits of their policies, subject to relevant underlying limits. The final judgment further awarded Washington Natural prejudgment interest and declared that Washington Natural is entitled to collect its reasonable attorneys' fees and costs incurred in obtaining coverage of its remediation costs. The defendants appealed the judgment to the Washington State Court of Appeals.

During 1995, Washington Natural settled its lawsuit with the insurance carriers for coverage of the Tideflats remediation costs. In September 1995, Washington Natural received approximately $29,000,000 in final settlement of all claims against insurance carriers regarding this site. Washington Natural, as of September 30, 1995, expects to receive approximately $1,722,000 in equipment salvage value and reimbursement from another responsible party at the site. As a result of this settlement, Washington Natural recovered all but $530,000 of the costs incurred to remediate the Tideflats site. Washington Natural, under an agreement with the WUTC, will seek recovery in future customer rates of the remediation costs which are not reimbursed by third parties.

(c) Everett

A remedial investigation study of the Everett site was completed in August 1995. A feasibility study to determine the appropriate method of remediation or containment is scheduled for completion in December 1995. Washington Natural cannot estimate the full extent of future remediation costs at the Everett site until more information is available from the feasibility study. However, a reserve for remediation costs of $2,000,000 has been established based on the preliminary information obtained during the remedial investigation.

The Everett site was previously owned and operated by other companies who are potentially liable parties ("PLPs") for the remediation of the site. The cost estimate reflects the total cost expected to remediate the site before contributions by other PLPs.

(d) Chehalis

The Chehalis site has been undergoing investigation and remediation activities since September 1992. Due to additional contamination found at the site and complications encountered in the remediation process in 1995, the estimated cost of the cleanup increased from $200,000 to $2,000,000. As of the fall of 1995, Washington Natural has completed source control and installed groundwater monitoring wells. Washington Natural is currently compiling seasonal groundwater data to determine if further remedial measures are required.

(e) Gas Works Park

Washington Natural sold the site of a former manufactured gas plant at Lake Union, now known as "Gas Works Park," to the City of Seattle on September 4, 1962. The City of Seattle, in a letter from the Seattle City Attorney dated February 24, 1995, requested that Washington Natural participate in a cleanup of this site. The letter also indicated that if Washington Natural does not participate, the City of Seattle will pursue legal remedies which the City of Seattle believes are available. Washington Natural believes that the contract, which sold the land to the City of Seattle, presents substantial defenses against any claims the City of Seattle may make for environmental remediation costs, which may be incurred at this site.

To date, the City of Seattle has not formally initiated any legal proceedings and the course of events at this site cannot be predicted. However, Washington Natural has met with and has exchanged correspondence with the City of Seattle seeking a solution to Washington Natural's participation in the cleanup at the Gas Works Park site. During the fourth quarter of 1995, a reserve for $1,000,000 for the potential resolution of this matter with the City of Seattle was established. A receivable of $1,000,000 was also established to reflect the probable recovery of the estimated costs from Washington Natural's insurance carriers.

(f) Expected Recoveries

Washington Natural's financial statements as of September 30, 1995, include environmental receivables in the amount of $8,116,000 for recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs.

Based on all known facts and analyses, the Company and Washington Natural believe it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's or Washington Natural's financial position, operating results or cash flow trends.

(11) LITIGATION

(a) Washington State Department of Transportation Lawsuits

On August 8, 1989, the Washington State Department of Transportation (the "WDOT") commenced a lawsuit ("Federal Action") in the U.S. District Court, Western District of Washington ("District Court"), against Washington Natural and other defendants. The suit sought from Washington Natural and the other defendants, the recovery of approximately $7 million in costs incurred by the WDOT in cleaning up contamination at the site of a former manufactured gas plant which discontinued operations in the early 1900s. The trial court ruled that WDOT's claim was barred due to its failure to comply with federal law governing the cleanup of hazardous waste sites, and ordered that judgment be entered in favor of Washington Natural and the other defendants. The trial court's decision was affirmed by the United States Court of Appeals for the Ninth Circuit ("Court of Appeals") on July 13, 1995.

On May 10, 1994, the WDOT filed an action in the state Superior Court for Pierce County, Washington ("State Action") against Washington Natural and other defendants arising out of the same occurrence and seeking the same damages as sought in the Federal Action described above. The State Action alleges a claim under Washington's Model Toxics Control Act, which was recently amended to allow a private right of action for cost recovery. The State Action was stayed by Stipulation and Order dated June 10, 1994 pending the outcome of the Federal Action. The WDOT has indicated that it would pursue the State Action if the appeal was denied by the Court of Appeals. If the WDOT pursues the State Action, Washington Natural intends to mount a vigorous defense on several grounds and believes that the State Action will not be successful.

(b) Alleged Securities Violations

A class-action lawsuit was filed against Washington Energy and two of its officers, one of whom has subsequently retired, (collectively, "the Defendants") in District Court, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural. In May 1994, the Defendants filed a motion to dismiss the lawsuit. Discovery in the case was stayed pending resolution of this motion and on July 25, 1994, the District Court issued its Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. The plaintiffs have appealed to the Court of Appeals; however, in management's opinion, the District Court's decision should be upheld on appeal.

(c) Alleged Anti-Trust Violations

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in District Court. Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost

Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit which was granted on May 5, 1995. In dismissing Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims which were dismissed without prejudice. Cost Management has filed an appeal in the Court of Appeals and it has filed a new lawsuit in Superior Court in King County, which was stayed pending the District Court appeal. In management's opinion, the District Court decision should be upheld on appeal and the suit in the Superior Court is unlikely to succeed.

(d) Appeal of FERC Transition Cost Order

As discussed in more detail at Note 14 regarding commitments and contingencies, Washington Natural has appealed the order of the FERC which allocates to Washington Natural an additional liability of $9,767,000 inclusive of interest as of September 30, 1995 for deregulation transition costs of Pipeline. On January 31, 1995, Washington Natural filed a suit in U.S. Circuit Court of Appeals (D.C. Circuit) seeking a rehearing. Since Washington Natural has accrued this liability and an off setting regulatory asset as part of the purchased gas adjustment account, there is no financial exposure or potential gain to Washington Natural. However, Washington Natural believes that the FERC's transition cost allocation order is inequitable and the appeal seeks to reduce the transition cost liability which is being passed through to Washington Natural's customers. Management is not able to predict the outcome of the appeal; however, if the appeal is successful, Washington Natural will not directly benefit, as the reduction in cost will be passed on to customers in the form of lower rates.

(e) Environmental Insurance Litigation

For litigation matters pertaining to Washington Natural's former manufactured gas plant site in Tacoma, Washington, see Note 10.

(12) 1995 AND 1994 RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1995, Washington Natural recorded a $2.0 million after-tax charge for severance costs related to a 4% reduction in its work force, which was initiated during that quarter and completed in the first quarter of 1996. The work-force reduction, which affected only salaried employees, was part of Washington Natural's ongoing organizational transformation initiated in 1994. The severance accrual has been fully utilized in the first quarter of 1996, although certain severance benefits are being paid over time based on terms of individual severance agreements. In addition, the Company recorded a charge of $1,250,000 for federal tax contingencies.

In the third quarter of 1994, the Company recognized $18,308,000 ($11,900,000 after tax) of restructuring and other one-time charges predominantly related to Washington Natural. Charges totaling $7,097,000 ($4,613,000 after tax) relate to restructuring and downsizing utility operations and include employee severance costs and expensing of costs previously capitalized in planning a new headquarters building that is not currently needed. The employee severance charge of $3,500,000 ($2,275,000 after tax) related to a staffing reduction of 12% from the October 1993 level of 1,480 employees. As of September 30, 1995, $2,371,000 in termination benefits have been paid out with the balance to be paid in installments subject to the terms of individual severance agreements.

The 1994 third-quarter charges also included provisions by Washington Natural for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and the write-off of certain deferred costs. These charges totaled $2,231,000 ($1,450,000 after tax). Washington Natural recorded an additional $3,351,000 ($2,178,000 after tax) charge related to supplemental executive retirement contracts.

(13) UNCONSOLIDATED OIL AND GAS AFFILIATE

In the fourth quarter of 1995, the Company recorded charges totaling $24,803,000 ($16,122,000 after tax) related to the adoption of SFAS No. 121 by Cabot and to recognize a permanent impairment in the carrying value of the Company's investment in Cabot. Cabot elected early adoption of SFAS No. 121 and recognized $113,900,000 of pre-tax impairment losses related to oil and gas producing properties in its fiscal quarter ended September 30, 1995. Under the equity method of accounting, the Company recognized its 9.4% share of the impairment write-down which totaled $6,503,000 after Cabot's income tax provision ($4,227,000 after the Company's tax provision). In addition, the Company determined that the carrying value of its investment in Cabot was in excess of the amount which could be realized through Cabot's future earnings. The Company wrote down its investment in Cabot by an additional $18,300,000 ($11,895,000 after-tax) to a value which approximated the fair market value of the Cabot securities held by the Company and which remains in excess of the Company's proportionate interest in Cabot's underlying equity by $7,300,000. Both charges result primarily from the decline in natural gas prices over the past year and lower projections of future natural gas prices.

On May 2, 1994, the Company merged its oil and gas exploration and production subsidiary, Resources, with a wholly-owned subsidiary of Cabot in a tax-free exchange. The Company received 2,133,000 shares of Cabot Class A common stock, 1,134,000 shares of 6% convertible voting preferred stock of Cabot, stated value $50, in exchange for all the outstanding capital stock of Resources, in addition to the repayment of $63,661,000 of intercompany debt. The 1,134,000 shares of Cabot preferred stock are convertible into 1,972,174 shares of Cabot Class A common stock and are entitled to the same number of votes on shareholder matters, making the Company the holder of 16.6% of Cabot's total voting securities. As part of the transaction, Cabot increased its board of directors from nine to eleven and appointed two directors nominated by the Company to fill the new positions. The Company recorded a net loss on the merger of $18,310,000, after providing for deferred taxes of approximately $32,000,000, and establishing a reserve of $6,800,000 ($4,420,000 after tax) for a potential downward purchase price adjustment based on the performance of wells in a certain field over one year. During the fourth quarter of 1995, the Company resolved substantially all remaining merger-related issues with Cabot, including the analysis of well performance, which resulted in an additional charge to earnings of $503,000 ($327,000 after tax).

See Note 14 regarding certain gas transportation, storage and other contractual arrangements of Resources that were retained by a subsidiary of the Company.

The following table details the Company's investment in Cabot at September 30, 1995 and 1994, and earnings and dividends received from the investment during each year (dollars in thousands):

                                                        1995            1994
                                                      --------        --------
Investment in Cabot                                   $ 69,975        $ 97,801
Percentage of total Cabot common                           9.4%            9.4%
Percentage of voting interest in Cabot                    16.6%           16.6%
Pre-tax income
  Preferred dividends accrued                         $  3,402        $  1,418
  Equity in (loss)                                      (9,185)           (573)
  Investment impairment write-down                     (18,300)           --
Dividends received
  Preferred                                              3,402             567
  Common                                                   341             171

At September 30, 1995, the carrying value of the Company's investment in Cabot exceeded the Company's proportionate interest in the underlying equity of Cabot by $7,300,000. The Company is amortizing the excess carrying value on a straight-line basis over a period of 22 years. Based on the closing price on the NYSE on September 29, 1995, the aggregate fair value of the Company's investment in Cabot common stock was $29,062,000. No fair value is readily available for the Cabot preferred stock as it is not publicly traded; however, the fair value of the Company's shares of Cabot preferred was estimated to be approximately $40,000,000 at September 30, 1995.

The Company's interest in Cabot's common stock is being accounted for using the equity method because the Company, through its representation on Cabot's Board, has the ability to exercise significant influence over operating and financial policies of Cabot.

(14) COMMITMENTS AND CONTINGENCIES

(a) WEGM Demand Charge and Gas Sales Obligations

WEGM holds firm rights to transport natural gas on the Nova Corporation of Alberta ("Nova"), Alberta Natural Gas Company ("ANG") and Pacific Gas Transmission Company ("PGT") pipelines from Alberta, Canada, to the northern border of California, as well as certain gas storage rights at the Alberta Energy Company ("AECO") field in Alberta and the Jackson Prairie field in western Washington. These rights were formerly held by a wholly-owned subsidiary of Resources but were excluded from the merger of Resources and Cabot completed in May 1994. Following the merger, WEGM entered into a five-year contract with IGI Resources ("IGI"), Boise, Idaho, to manage these rights.

The transportation rights on the PGT pipeline consist of approximately 25,000 MMBtu per day of annual capacity and 20,000 MMBtu per day of winter-only capacity to Stanfield, Oregon, and approximately 20,000 MMBtu per day of annual capacity to the California border. WEGM holds similar rights on Nova and ANG. Effective November 1, 1995, WEGM permanently assigned to IGI all of its Stanfield capacity. In addition, WEGM has segmented its capacity to California at Stanfield and permanently assigned 10,000 MMBtu per day of the Alberta to Stanfield segment to a third party effective November 1, 1995. WEGM's remaining PGT rights expire in October 2023, and the ANG and Nova rights expire in October 2008, with annual renewal options. The annual obligations for future demand charges through the primary term of WEGM's gas transportation and storage contracts are as follows: 1996, $3,987,000; 1997, $3,395,000; 1998, $3,395,000;
1999, $3,395,000; 2000, $3,395,000; and thereafter, $64,966,000.

WEGM entered into a firm 20-year contract with Tenaska Washington Partners II, L.P. ("Tenaska") to supply approximately 8,000 MMBtu per day of natural gas to an electricity cogeneration plant being constructed in western Washington. The plant was to have sold electricity to the Bonneville Power Administration ("BPA") under a firm, long-term contract; however the BPA has unilaterally canceled the contract. Tenaska has ceased construction of the facility and initiated a lawsuit to recover damages. WEGM is contractually obligated to supply the gas for the plant if the plant is in commercial operation prior to June 30, 1998. However, it appears highly unlikely that this condition will occur, therefore, WEGM has not secured a supply of gas to meet the contractual obligation.

IGI's management contract provides for incentive payments based on the percentage of pipeline demand charges mitigated. Currently, as an expansion capacity holder, WEGM cannot fully recover its demand charges, which are approximately 70% higher than those paid by holders of vintage capacity. The FERC is currently considering a request from PGT for the cost of the expansion capacity to be "rolled in" with the cost of the vintage capacity to establish a uniform rate for holders of both types of capacity. If approved, a rolled-in rate would significantly reduce WEGM's future demand charge obligation. Settlement discussions are currently underway among PGT and its firm shippers; however, the outcome and timing of any settlement is uncertain.

In the fourth quarter of 1995, WEGM recorded a $5,000,000 ($3,250,000 after-tax) charge to increase its reserve for estimated future losses associated with the transportation and storage commitments to $12,158,000 based on an assessment of the likelihood and timing of approval of rolled-in rates and actual mitigation results in 1995. WEGM initially established the reserve with a $16,000,000 ($10,400,000 after-tax) charge to earnings upon completion of the merger of Resources and Cabot in May 1994. During 1995 and 1994, pre-tax losses totaling $5,841,000 and $3,001,000, respectively, were charged against the reserve. The reserve was increased in 1995 because, in management's opinion, the current PGT rate settlement discussions have a higher probability of failing than succeeding. If the settlement attempt fails, the rate request will most likely be litigated and result in rolled-in rates being phased-in over a period of five years or more, as recommended by the FERC staff, beginning in calendar year 1997. If PGT's proposed settlement is approved, the current $12,158,000 reserve balance is likely excessive.

(b) Washington Natural Commitments

Washington Natural has entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms of from one to 28 years, provide that Washington Natural must pay a fixed demand charge each month, regardless of actual usage. Certain of Washington Natural's firm gas supply agreements also obligate Washington Natural to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, Washington Natural is obligated to pay either: 1) a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to Washington Natural.

The following tables summarize Washington Natural's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.

Demand Charge Obligations (in thousands):

                                                                                      2001 &
                                                                                      There-
                           1996        1997        1998        1999        2000       after         Total
                         -------     -------     -------     -------     -------     --------     --------
Firm gas supply          $32,960     $32,960     $32,828     $31,840     $28,882     $ 85,379     $244,849
Firm transpor-
 tation service           52,594      52,594      52,594      52,594      52,594      264,546      527,516
Firm storage
 and peaking
 service                   8,722       8,722       8,722       8,722       8,722      125,209      168,819
                         -------     -------     -------     -------     -------     --------     --------
  Total                  $94,276     $94,276     $94,144     $93,156     $90,198     $475,134     $941,184
                         =======     =======     =======     =======     =======     ========     ========

Minimum Annual Take Obligations (in thousands of therms):

                                                                                      2001 &
                                                                                      There-
                           1996        1997        1998        1999        2000       after        Total
                         -------     -------     -------     -------     -------     -------     ---------
Firm gas supply          475,394     406,062     296,562     258,237     258,237     762,680     2,457,172
                         =======     =======     =======     =======     =======     =======     =========

Washington Natural believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, Washington Natural has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

Washington Natural does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 67% of expected annual sales for 1996 and less than 48% of expected sales for subsequent years.

Washington Natural's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

Maximum Supply Available Under Current Firm Supply Contracts (in thousands of therms):

                                                                                               2001 &
                                                                                               There-
                        1996           1997          1998           1999           2000         after          Total
                      -------        -------       -------        -------        -------      ---------      ---------
     Total            822,675        730,000       584,000        520,125        520,125      1,795,056      4,971,981
                      =======        =======       =======        =======        =======      =========      =========

(c) Reallocation of Pipeline Transition Costs

In May 1994, Pipeline was ordered by the FERC to modify the previous allocation of transition costs, totaling $34 million plus interest, incurred in "unbundling" interstate pipeline services. Under this order, Washington Natural's share of these costs increased from $1,200,000 previously paid, to $10,400,000 inclusive of interest as of September 30, 1994. Washington Natural and six other customers filed requests for rehearing. In September 1994, Washington Natural recorded a liability of $5,600,000 and an offsetting regulatory receivable for the same amount to reflect management's opinion of the outcome of the rehearing process. On December 20, 1994, the FERC issued an order denying the rehearing requests and permitting Pipeline to bill customers under the modified allocation methodology. Pending the outcome of the January 31, 1995 appeal to the United States Court of Appeals, Washington Natural made payments of $4,300,000 in 1995 to Pipeline under a 12-month payment schedule. Washington Natural increased the recorded liability and the offsetting regulatory receivable from $5,600,000 to $9,767,000 inclusive of interest as of September 30, 1995. The WUTC has allowed Washington Natural to recover the full amount of the liability in rates as part of the PGA approved in May 1995.

(15) DISCONTINUED OPERATIONS

In August 1993, the Company decided to seek a buyer for Unisyn, its biowaste technology business. Accordingly, the consolidated financial statements of the Company were restated for 1993 and prior years to report Unisyn as a discontinued operation. In August 1994, the Company sold the stock of its wholly-owned subsidiaries, Thermal Efficiency, Inc. and Holdings Northwest, Inc., which jointly owned Unisyn. The 1993 results include a charge to write off the investment in Unisyn, including estimated losses through the expected disposal date, of $9,818,000, net of $5,286,000 of taxes. The 1994 results include an additional loss of $799,000, net of $430,000 of taxes, realized upon disposition of the two subsidiaries.

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

(a) Cash and cash equivalents

Cash and cash equivalents include cash and investments with an original maturity of less than 90 days. The carrying value approximates fair value because of the short maturity of these instruments.

(b) Long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

(c) Preferred stock

Prices currently available to the Company for preferred stock with similar terms and remaining maturities are used to estimate fair value of existing preferred stock.

(d) Interest rate swap agreements

The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate each swap agreement at the reporting date, taking into account current interest rates and the current credit-worthiness of all the parties to each swap.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                        1995                      1994
                                ---------------------     ---------------------
                                Carrying      Fair        Carrying      Fair
                                 Amount       Value        Amount       Value
                                --------    ---------     --------    ---------
Financial liabilities:
  Long-term debt                $340,200    $ 353,634     $350,340    $ 345,043
  Preferred stock               $ 90,000    $  87,900     $ 90,000    $  79,956

Unrecognized financial
 instruments:
  Interest rate swaps           $     --    $  (2,627)    $     --    $  (2,639)

(17) CONSOLIDATED INDUSTRY SEGMENT INFORMATION

                                                Year Ended September 30,
                                        ---------------------------------------
                                           1995          1994           1993
                                        ---------    -----------    -----------
                                                    (in thousands)
Revenue
  Natural gas distribution *            $ 420,048    $   396,407    $   367,853
  Merchandise sales *                      23,563         35,618         70,265
  Oil and natural gas                          --             --         31,618
  Less intersegment revenue                    --             --           (264)
  Coal and other                               --             --            920
                                        ---------    -----------    -----------
    Total                               $ 443,611    $   432,025    $   470,392
                                        =========    ===========    ===========
Operating income (loss) before
 income taxes
  Natural gas distribution              $  59,044    $    22,467    $    52,504
  Merchandise sales                        (1,741)          (106)         7,945
  Oil and natural gas                          --             --          7,700
  Coal and other                               --           (890)        (2,935)
                                        ---------    -----------    -----------
    Total                               $  57,303    $    21,471    $    65,214
                                        =========    ===========    ===========
Identifiable assets
  Natural gas distribution              $ 890,496    $   870,529    $   829,319
  Merchandise sales                         4,717          4,094          3,442
  Oil and natural gas                      69,975         97,801        153,626
  Coal and other                           24,302         64,366         49,430
                                        ---------    -----------    -----------
    Total                               $ 989,490    $ 1,036,790    $ 1,035,817
                                        =========    ===========    ===========
Capital expenditures
  Natural gas distribution              $  87,240    $    84,506    $    91,275
  Merchandise sales                           232          1,182             --
  Oil and natural gas                          --             --         36,445
  Coal and other                            1,271          1,165          1,766
                                        ---------    -----------    -----------
    Total                               $  88,743    $    86,853    $   129,486
                                        =========    ===========    ===========

Washington Energy is engaged principally in natural gas distribution; oil and natural gas exploration and production through its equity investment in Cabot; sales of natural gas appliances, security systems, conservation and other products; and holds investments in coal properties.

* The Company's utility and merchandise sales customers all are located in the Puget Sound area of Washington state.

(18) SUBSEQUENT EVENT

Proposed Merger With Puget Sound Power and Light Company

On October 18, 1995, Washington Energy and Washington Natural announced a definitive agreement to merge with Puget Sound Power and Light Company. The agreement provides for each common share of Washington Energy to be exchanged for .860 shares of Puget stock and each share of preferred stock of Washington Natural to be converted into one share of preferred stock of Puget with like rights and preferences. The merger agreement is subject to approval by the common shareholders of Washington Energy and Puget and by the preferred shareholders of Washington Natural. The shareholder votes are scheduled for March 20, 1996. In addition, among other conditions the merger must receive regulatory approval from the WUTC. The approval process is expected to be completed by the end of calendar 1996.

(19) SUPPLEMENTARY INCOME INFORMATION

                 CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA
                     Years Ending September 30, (Unaudited)

Results vary significantly by quarter because operating revenues and earnings are greatly affected by variations in weather conditions. The three months ending September 30 have usually been a loss period.

                                         Operating                          Earnings
                         Operating        Income          Net Income       (Loss) Per
                         Revenues         (Loss)            (Loss)           Share++
                         ---------       ---------        ----------       ----------
                                   (in thousands, except per share amounts)
1995 Quarter:
  First                  $156,245         $ 24,311         $ 13,255          $  .56
  Second                  157,519           22,710           11,228             .47
  Third                    78,866            6,673           (5,624)           (.26)
  Fourth                   50,981           (1,898)         (59,921)          (2.49)
                         --------         --------         --------          ------
    For the year         $443,611         $ 51,796         $(41,062)         $(1.72)
                         ========         ========         ========          ======
1994 Quarter:
  First                  $146,743         $ 17,919          $ 8,310          $  .33
  Second                  151,461           16,930            7,446             .32
  Third                    79,034           (4,043)         (48,916)          (2.09)
  Fourth                   54,787           (2,638)         (12,486)           (.53)
                         --------         --------         --------          ------
    For the year         $432,025         $ 28,168         $(45,646)         $(1.97)
                         ========         ========         ========          ======
1993 Quarter:
  First                  $136,124         $ 22,778         $ 13,581          $  .60
  Second                  160,896           24,186           15,563             .67
  Third                    90,906            7,640           (1,701)           (.07)
  Fourth                   82,466              965          (17,796)           (.77)
                         --------         --------         --------          ------
    For the year         $470,392         $ 55,569         $  9,647          $  .42
                         ========         ========         ========          ======

    Certain amounts in the 1994 and 1993 quarterly statements have been reclassified to conform with the 1995 presentation.

++ Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding increased in each quarter, the sum of quarterly earnings may not equal earnings per share for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None


                                    PART III

Item 10. Directors and Executive Officers of the Registrants

(a) Directors: (As to Washington Energy and Washington Natural)

                                                                           Year First
              Name, Present Occupation and                                 Elected as
             Experience for Past Five Years                       Age       Director
----------------------------------------------------------        ---      ----------
Virginia Anderson (2) (3)                                         48          1991
         Director of Seattle Center, a large civic
         center owned by the City of Seattle since 1988.

Robert F. Bailey (2) (4) (5)                                      63          1988
         President of Trans Republic Energy, L.P.,
         Midland, Texas, an oil and gas investment company
         since January 1992 and Mabelle, Inc., Midland,
         Texas, an oil and gas production company.
         Previously he was President of Alta Energy
         Corporation, Midland, Texas, an oil and gas
         drilling and production company operating
         primarily in the southwestern United States.

Donald J. Covey (1) (2)                                           67          1982
         Chairman of the Board of Directors of UNICO
         Properties, Inc., Seattle, Washington, from 1992
         until his retirement on December 31, 1994,
         Chairman and Chief Executive Officer, 1990 to
         1992. UNICO Properties, Inc., manages several
         major office buildings in downtown Seattle.

John W. Creighton, Jr. (4) (5)                                    63          1989
         President of Weyerhaeuser Company, Tacoma,
         Washington, a forest products company, since
         1988.

Robert L. Dryden (3) (4)                                          62          1991
         Executive Vice President, Airplane Production,
         Boeing Commercial Airplane Group, Seattle,
         Washington, since 1990.

Tomio Moriguchi (1) (2)                                           59          1988
         Chairman and Chief Executive Officer of
         Uwajimaya, Inc., Seattle, Washington, a food and
         merchandise distributor, retailer, and exporter
         since December 1994. Previously he served as
         President beginning in 1965. President, Town and
         Country Travel, Inc., Seattle, Washington, and
         President, North American Post Publishing
         Company, Seattle, Washington.

Sally G. Narodick (3) (4)                                         50          1989
         Chairman and Chief Executive Officer of Edmark
         Corporation, Redmond, Washington, a developer and
         publisher of print and software educational
         materials, since October 1989.

William P. Vititoe (1) (3) (5)                                    57          1994
         Chairman, Chief Executive Officer and President
         of Washington Energy and Washington Natural since
         1994. From November 1990 to November 1993, he
         served as President and Chief Executive Officer
         of American Natural Resources Pipeline Co., a
         natural gas pipeline company. From July 1989 to
         October 1990, he served as President of Ameritech
         Enterprises Group, a diversified
         communications company.

    (1)  Member of Executive Committee (Chairman is William P. Vititoe)
    (2)  Member of Audit Committee (Chairman is Donald J. Covey)
    (3)  Member of Administrative Committee (Chairman is Sally G. Narodick)
    (4) Member of Compensation and Benefits Committee (Chairman is John W. Creighton, Jr.)
    (5)  Member of Nominating Committee (Chairman is Robert F. Bailey)

Washington Energy directors serve in three classes for staggered terms whereby only directors in a particular class are elected at each annual meeting of stockholders. The terms of Bailey, Creighton and Vititoe expire in 1996; those of Anderson, Moriguchi and Narodick expire in 1997 and those of Covey and Dryden expire in 1998. Each director has served continuously since the date of his or her first election as a director of Washington Energy. The next annual meeting of shareholders is scheduled to be held on March 20, 1996. In case of a vacancy on the Board of Directors, the remaining directors, by majority vote, may elect a successor to serve until the next annual meeting of shareholders. In 1994, the Board of Directors reduced the number of board members from nine to eight upon the retirement of the prior President of Washington Energy and Washington Natural. Washington Natural directors are elected annually. There are no family relationships between any of the directors, or any director and any executive officer of the Company.

Certain of the directors are also directors of other companies that make periodic filings with the SEC as follows: Virginia Anderson - Columbia Bank and U.S. Bank of Washington, a subsidiary of U.S. Bancorp; Robert F. Bailey - Texas Commerce Bank-Midland and Cabot Oil & Gas Corporation; John W. Creighton, Jr. - Weyerhaeuser Company, Portland General Corporation, Quality Food Centers, Inc. and Unocal Corporation; Robert L. Dryden - U.S. Bank of Washington, a subsidiary of U.S. Bancorp; Tomio Moriguchi - Seafirst Corporation, a subsidiary of the Bank of America N.T. & S.A.; Sally G. Narodick - Edmark

Corporation, Pacific Northwest Bank and Penwest; and William P. Vititoe - Cabot Oil & Gas Corporation, Comerica Bank and Amerisure Michigan Mutual Insurance Company.

The full Board met eight times during the year ended September 30, 1995. Each incumbent director attended more than 75% of the aggregate number of meetings of the Board and committees on which he or she served.

Board Committees

The Board has a standing Administrative Committee, Audit Committee, Compensation and Benefits Committee, Executive Committee and Nominating Committee. The Audit Committee and the Compensation and Benefits Committee consist exclusively of non-employee directors.

The Administrative Committee is currently composed of Ms. Narodick, Chairman, Ms. Anderson, Mr. Dryden, Mr. Vititoe and Washington Energy's Chief Financial Officer, Mr. Torgerson, who serves as a non-director committee member. The committee is responsible for the administration of the defined contribution and the defined benefit retirement plans of the Company. The committee met two times during 1995.

The Audit Committee is currently composed of Mr. Covey, Chairman, Ms. Anderson, Mr. Bailey, and Mr. Moriguchi. The committee is responsible for oversight of Washington Energy's and its subsidiaries' corporate accounting practices, financial reporting process and internal accounting and other financial control systems. The committee is also responsible for the review of management's recommendation of independent public accountants. The committee met five times during 1995.

The Compensation and Benefits Committee currently consists of Mr. Creighton, Jr., Chairman, Mr. Bailey, Mr. Dryden, and Ms. Narodick. The committee is responsible for determining appropriate compensation and other benefit measures for officers of the Company. The committee met five times during 1995.

The Executive Committee currently consists of Mr. Vititoe, Chairman, Mr. Covey and Mr. Moriguchi. It is authorized to act in lieu of the full Board of Directors on various matters between board meetings. The committee met one time during 1995.

The Nominating Committee currently consists of Mr. Bailey, Chairman, Mr. Creighton, Jr., and Mr. Vititoe. The committee is responsible for the identification and evaluation of candidates for election to the Board of Directors. The committee did not meet during 1995.

Any shareholder recommendations for nominations to the Board of Directors for consideration by the Nominating Committee for the 1997 Annual Meeting should be sent to Mr. Bailey, Chairman, Nominating Committee, Washington Energy Company, P.O. Box 1869, Seattle, WA 98111, so as to be received no later than September 15, 1996.

(b) Executive Officers: (As to Washington Energy and Washington Natural) See data following Item 4 of Part I.

Section 16(a) of the Exchange Act requires the directors and executive officers of Washington Energy to file reports of ownership and reports of changes in ownership of Washington Energy common stock with the SEC and the NYSE. Directors and executive officers are also required by SEC regulations to furnish Washington Energy with copies of all such reports that they file. Based solely on its review of the copies of such forms received by it, Washington Energy believes that all filing requirements applicable to its directors and executive officers were complied with during the year ended September 30, 1995, except for a failure to timely report non-vested stock options awarded in December 1994 to all executive officers, which were reported by amendments filed in December 1995.

Item 11. Executive Compensation

The following table shows the total annual and long-term compensation paid by the Company and its subsidiaries to the persons who, for the year ended September 30, 1995, were the Chief Executive Officer and the other five most highly compensated executive officers of the Company or its subsidiaries ("Named Executives").

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                    Long-Term Compensation
                                     -----------------------------------     ------------------------------------
                                                                  Other      Securities                     All
        Name                                                     Annual      Underlying      Other         Other
        and                                                      Compen-      Options/     Incentive      Compen-
     Principal                        Salary        Bonus        sation        SARs         Payouts       sation
      Position             Year       ($)(1)        ($)(2)        ($)(3)       (#)(4)        ($)(5)       ($)(6)
--------------------       ----      --------      -------       -------     ----------    ----------     -------

William P. Vititoe         1995       332,596       45,100        34,386       25,800            --        6,682
 Chairman, Chief           1994       230,423      100,000        78,664       40,000            --        2,437
 Executive Officer         1993            --           --            --           --            --           --
 and President

Timothy J. Hogan           1995       114,000       25,700        13,647        7,850            --        3,420
 Executive Vice            1994        99,024       22,500            --        1,800        14,145        2,970
 President, Chief          1993        94,032        4,600            --        1,800        23,153        2,820
 Operating Officer

James P. Torgerson         1995       150,000       15,000        13,647       11,700            --        4,500
 Executive Vice            1994       137,346       23,200            --        2,600            --        4,119
 President, Chief          1993       133,128        8,000            --        2,600        19,804        3,994
 Administrative and
 Financial Officer

Robert J. Tomlinson        1995       145,008       21,800        13,647        7,850            --        4,350
 Sr. Vice President,       1994       136,098        8,000            --        2,600            --        3,960
 General Counsel and       1993       134,532        6,800            --        2,600        19,804        3,992
 Corporate Secretary

James W. Gustafson         1995       150,000       15,000        13,647       11,700            --        3,718
 Sr. Vice President        1994       137,346        7,200            --        2,600            --        4,119
 - Operations,             1993       133,128        6,800            --        2,600        19,804        3,350
 Washington Natural

Donald H. Gessel           1995       147,000       12,000        13,647        7,850            --        4,054
 President,                1994       136,596        6,313            --        2,600            --        4,098
 Washington Energy         1993       133,128        8,900            --        2,600        19,804        3,817
 Services Company

(1) Mr. Vititoe's 1994 salary reflects service from January 15, 1994. His annual base salary was $325,000 in 1994.
(2) Incentive compensation is based on performance in the year shown but determined and paid the following year. For example, bonuses for 1995 are based on performance in 1995 and are measured and paid in the fourth quarter of calendar 1995.

(3) Mr. Vititoe's "Other Annual Compensation" includes moving expenses and temporary housing expenses of $22,386 and $75,640 for 1995 and 1994, respectively. The balance of amounts shown in this column for other executive officers are car allowances paid.
(4) All options granted to executive officers were in tandem with SARs.
(5) Amounts in the "Other Incentive Payouts" column relate to payments under the Company's Second Performance Share Plan further described in the Long-Term Incentive Programs section.
(6) The amounts in this column are the Company contributions to individual 401(k) accounts.

1995 Stock Options/SARs

The following table sets forth the number of stock options/SARs which were granted to each of the Named Executives during 1995. In addition, the table provides the present value of the stock options/SARs as of the grant date.

                          Securities
                          Underlying          % of                                            Grant
                           Options/           Total          Exercise                          Date
                             SARS            Options         or Base                         Present
                            Granted        Granted to         Price         Expiration        Value
       Name                 (#)(1)          Employees         ($/Sh)           Date           ($)(2)
-------------------       ----------       ----------        --------       ----------       -------
William P. Vititoe          25,800             13%            13.375         12/15/04         50,052
Timothy J. Hogan             7,850              4%            13.375         12/15/04         15,229
James P. Torgerson          11,700              6%            13.375         12/15/04         22,698
Robert J. Tomlinson          7,850              4%            13.375         12/15/04         15,229
James W. Gustafson          11,700              6%            13.375         12/15/04         22,698
Donald H. Gessel             7,850              4%            13.375         12/15/04         15,229

    (1) The exercise price of the options is the fair market value of the Company's stock on the date of the grant. Each option was granted in tandem with a SAR covering the same number of shares. Any optionee exercising their stock options loses the corresponding SARs as to those shares and vice versa. Two separate option grants were made during the year. Options under one grant vested immediately. Options under the other grant vest over an approximate four-year period and were awarded as follows: Mr. Vititoe, 13,300 shares; Mr. Hogan, 5,250 shares; Mr. Torgerson, 9,100 shares; Mr. Tomlinson, 5,250 shares; Mr. Gustafson, 9,100 shares; and Mr. Gessel, 5,250 shares.

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

Aggregated Option/SAR Exercises in 1995 and Year-End Option/SAR Values

The following table sets forth information concerning each stock option/SAR which was exercised during 1995 by each of the Named Executives and the year-end value of the unexercised stock options/SARs, provided on an aggregated basis.

                                                                                       Value of
                                                                                      Unexercised
                                                                                    Options/SARs at
                                                                                       Year End
                             Options/                                            ---------------------
                              SARs           Value        Exercis-     Unexer-   Exercis-      Unexer-
                            Exercised      Realized         able       cisable     able        cisable
       Name               (# of shares)     ($)(1)          (#)          (#)      ($)(2)        ($)(2)
-------------------       -------------    --------       --------     -------   --------      -------
William P. Vititoe             --             --           32,500       33,300    46,875        49,875
Timothy J. Hogan               --             --           11,000        5,250     9,750        19,688
James P. Torgerson             --             --           15,600        9,100     9,750        34,125
Robert J. Tomlinson            --             --           15,600        5,250     9,750        19,688
James W. Gustafson             --             --           13,000        9,100     9,750        34,125
Donald H. Gessel               --             --           15,600        5,250     9,750        19,688

    (1) Any amounts presented in this column represent the difference between the price of the Company's common stock on the date of exercise and the option/SAR exercise price multiplied by the number of shares.

    (2) The value of the unexercised options/SARs is calculated as the excess of the WECO common stock price of $17.125 over the exercise price multiplied by the number of options for each grant under which options/SARs are outstanding.

Long-Term Incentive Programs

The Company has provided long-term performance incentives to the Named Executives since 1986 through the Second Washington Energy Company Performance Share Plan ("Plan"). The determination was made in 1994 that the minimum performance objectives of the Plan could not be met for the years 1994 through 1997 due to the losses sustained in 1994, thereby eliminating the incentive to perform provided by the Plan. No performance units were granted under the Plan in 1995.

In December 1994, the Board of Directors approved the Interim Performance Share Plan ("Interim Plan") to provide a long-term performance incentive for the four years 1995 through 1998 for all officers of the Company and its subsidiaries. The Interim Plan provides for cash payments at the end of the performance period based on the percentage of total units awarded which are earned in each of the four years and the price of the Company's common stock at the end of the four-year performance period. Units are earned in each year based on a comparison of total shareholder return (appreciation in stock price plus dividends paid) for Company shareholders with that of a peer group of gas LDCs. The maximum payment a plan participant can receive is equal to the total number of units awarded multiplied by the Company's stock price at the end of the four-year performance period. The Compensation and Benefits Committee may elect, at its discretion, to vest any unearned units at the end of the four-year period based on the total shareholder return for the entire period. Participants in the Interim Plan must be employed at September 30, 1998, to be eligible for any payment under the plan, except in the case of retirement, death or disability. The Interim Plan is not affected by a change in control of the Company; however, upon change in control, any unexpired awards under the Plan are payable at the Company's then current stock price.

                   LONG-TERM INCENTIVE PROGRAM AWARDS IN 1995

                                                                               Estimated Future
                                                                                 Payouts Under
                                                                                   Non-Stock
                                                                               Price-Based Plans
                                                                             ---------------------
                            Units Awarded                      Units
                             Beginning of                     Earned
                                 1995        Period Until     to Date        Minimum       Maximum
       Name                      (#)            Payout         (#)           (#)(1)        (#)(2)
-------------------         -------------    ------------     -------        -------       -------
William P. Vititoe             11,400           4 yrs          1,710          1,710         11,400
Timothy J. Hogan                7,800           4 yrs          1,170          1,170          7,800
James P. Torgerson              7,800           4 yrs          1,170          1,170          7,800
Robert J. Tomlinson             7,800           4 yrs          1,170          1,170          7,800
James W. Gustafson              7,800           4 yrs          1,170          1,170          7,800
Donald H. Gessel                7,800           4 yrs          1,170          1,170          7,800

    (1) Corresponds to the number of units earned since the plan was initiated for which a cash payment will be made subsequent to the end of the four-year performance period on September 30, 1998.

    (2) Represents the maximum number of units which can be earned over the four-year performance period for which a payment will be made at the end of the four-year period.

Supplemental Executive Retirement Contracts

The Company has entered into individual contracts which provide officers, including the Named Executives, with retirement, death and disability benefits supplementing the benefits from the Company's defined benefit plan reduced by Social Security and benefits payable under plans of other, prior employers.

The supplemental contracts provide that each participant will receive retirement plan payments, primary social security benefits and supplemental plan payments equal, in the aggregate, to 70% of the participant's average salary during the highest three years in the eight years preceding the participant's retirement. It provides payments of annual benefits for life upon retirement from the Company after reaching age 62 or at the election of the officer, with the Company's consent, at or after age 59.

Based on a computation using data available at September 30, 1995, the average annual pension benefit (payable in the form of a joint and 50% survivor annuity with ten-year term certain) payable by the Company upon retirement at age 62, to the named executives would be: Mr. Vititoe $223,717; Mr. Hogan, $75,141;

Mr. Torgerson, $101,063; Mr. Tomlinson, $98,733; Mr. Gustafson $101,063; and Mr. Gessel $99,663.

Conditional Employment Agreements in the Event of a Change in Control

The Company has conditional employment agreements with four of its key executive officers: Messrs. William P. Vititoe, Timothy J. Hogan, James P. Torgerson, and Robert J. Tomlinson. The employment agreements offer additional security to these key management personnel to better enable them to function effectively without distraction in the event that uncertainties as to the future control of the Company should arise. These agreements provide certain benefits should employment be terminated other than for cause, or by death, disability or normal retirement within three years subsequent to a change in control of the Company. Change in control of the Company includes the acquisition by any person of: 1) power to exercise a controlling influence over management or policies; 2) ownership or power to vote 25% or more of the outstanding voting securities of the Company; or 3) change in the majority of the Board of Directors during the six-year period subsequent to the acquisition by any person of ownership or power to vote 10% or more of the outstanding voting securities of the Company without the approval of the majority of the Board of Directors in office prior to such acquisition. The benefits to be provided by the Company include: 1) a cash payment equal to three times the most recent year's annual compensation, or a cash payment equal to annual compensation until normal retirement date if less than three years; 2) lump sum payment for amounts calculated under dissolution of the Performance Share Plan; 3) maintenance of participation in all current employee benefit plans or provision for substantially similar benefits for a three-year period or until normal retirement date if sooner; 4) a cash payment at retirement date equal to the additional retirement compensation to which the executive would have been entitled had the executive continued in the employ of the Company for an additional three years or until normal retirement date if sooner; 5) a cash payment equal to the difference between the exercise prices of all stock options and the higher of: a) the average of the high and low sales prices on the date of termination, or b) the highest price actually paid in connection with the change in control of the Company; and 6) a cash payment equal to the excise taxes imposed by the Internal Revenue Code Section 4999, if any, on all payments enumerated in this sentence, plus the tax expense to the executive resulting from this additional payment. If the executive voluntarily terminates employment without good reason, as defined in the agreement, no additional or special benefits accrue to the executive. Since the conditions specified in the contracts have not occurred, no amounts proposed were charged to expense by the Company under these agreements in 1995. The merger with Puget would constitute a change in control.

Compensation of Directors

Each director who is not an officer of the Company and its subsidiaries is paid a retainer of $8,000 per year, an additional $1,500 per year for serving on the executive committee or as chairman of another committee of the Board and . each such director is paid a fee of $600 for attending a regular, special or annual meeting of the Board or for a committee meeting not held on the same day as a Board meeting. None of such directors is eligible to participate in any of the compensation plans described above. The Company also has a Directors' Stock Bonus Plan which was approved by the shareholders in February 1991. Under this plan, an outside director is awarded 200 shares of Company common stock in January of each year for service on the Board of Directors for the prior year. During 1995, 1,400 shares of common stock were awarded under the plan. The Company pays no additional remuneration to employees of the Company who are directors.

Independent Accountants and Auditors

The firm of Arthur Andersen LLP has audited the accounts of the Company, and its subsidiary, Washington Natural, for a number of years and has been selected to audit the accounts of the Company for the year ending September 30, 1996. Representatives of Arthur Andersen LLP are expected to be present at the Annual Meeting, with the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions submitted in writing to the Secretary of the Company in advance of the meeting.

Date for Receipt of 1997 Shareholder Proposals

Shareholder proposals intended to be presented at the 1997 Annual Meeting must be received by the Company no later than September 15, 1996 to be considered for inclusion in the proxy statement and proxy for the 1997 meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
           Washington Energy Company

                  SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS
                         (stated as of December 8, 1995)

                                              Amount of            Percent
                                              Beneficial          of Class
           Name of Beneficial Owner           Ownership              (2)
         ----------------------------         ----------          --------
         Directors:
           Virginia Anderson                      1,273              --
           Robert F. Bailey                       4,548              --
           Donald J. Covey                        6,375              --
           John W. Creighton, Jr.                 2,499              --
           Robert L. Dryden                       4,037              --
           Tomio Moriguchi                        2,190              --
           Sally G. Narodick                      1,499              --

         Named Executive Officers
          (*also serve as Directors):
           William P. Vititoe*                   69,176 (1)          --
           Timothy J. Hogan                      21,892 (1)          --
           James P. Torgerson                    28,684 (1)          --
           Robert J. Tomlinson                   31,825 (1)          --
           James W. Gustafson                    48,767 (1)          --
           Donald H. Gessel                      32,000 (1)          --

         All directors and
          executive officers as
          a group (15 persons)                  282,671 (1)         1.2%

    (1) Includes unexercised options to acquire shares of common stock pursuant to the stock option plan as follows: Mr. Vititoe, 65,800 shares; Mr. Hogan, 16,250 shares; Mr. Torgerson, 24,700 shares; Mr. Tomlinson, 20,850 shares; Mr. Gustafson, 22,100 shares; and Mr. Gessel, 20,850 shares; all directors and executive officers as a group, 194,750 shares.

    (2) With respect to each person who has options to acquire common stock, such options are assumed to be outstanding for the purpose of computing percentage ownership of that person, but are assumed not to be outstanding for purposes of computing percentage ownership for any other person.

Washington Energy is unaware of any person beneficially owning more than 5% of its common stock.

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

    2.   Financial Statement Schedules:

         Schedule I -- Condensed Financial Information of Registrant for the years ended September 30, 1995, 1994 and 1993.

           Washington Energy Company

         Schedule II -- Valuation and Qualifying accounts for the years ended September 30, 1995, 1994 and 1993.

           Washington Energy Company and Subsidiaries

           Washington Natural Gas Company and Subsidiaries

The information required to be submitted in Schedule III has been included in the financial statements or supporting schedules. Schedules IV and V have been omitted as they are not applicable or not required.

(b) Reports on Form 8-K:

    A report on Form 8-K was filed by Washington Energy and Washington Natural dated August 1, 1995, regarding third-quarter results.

    A report on Form 8-K was filed by Washington Energy and Washington Natural dated August 25, 1995, regarding the appointment of two Executive Vice Presidents of Washington Energy and Washington Natural and the announced retirement of a Senior Vice President of Washington Natural.

(c) Exhibits: See Exhibit Index at page 97.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, Washington Energy hereby undertakes as follows, which undertaking shall be incorporated by reference into Washington Energy's Registration Statements on Form S-8 Nos. 33-1348, 2-91092, 33-24221, 2-63093 and 33-55381.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of Washington Energy pursuant to the foregoing provisions, or otherwise, Washington Energy has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Washington Energy of expenses incurred or paid by a director, officer or controlling person of Washington Energy in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Washington Energy will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-1348, 2-91092, 33-24221, 2-63093, 33-18684,
33-49599, 33-55381 and 33-61859.

                                      ARTHUR ANDERSEN LLP

Seattle, Washington
December 27, 1995

                                   Schedule I
                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                             September 30,
                                                         ----------------------
                                                            1995         1994
                                                         ---------    ---------
                                                            (in thousands)
                       ASSETS

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES:
  Washington Natural Gas Company                         $ 251,521    $ 235,982
  Thermal Energy, Inc.                                     (15,625)       8,219
  ThermRail, Inc.                                           (3,100)       1,069
  WECO Finance Company                                       2,793        1,545
  Washington Energy Gas Marketing                          (16,544)     (13,121)
  Washington Energy Services Company                           (84)       1,106
                                                         ---------    ---------
    Total investments in subsidiaries                      218,961      234,800
                                                         ---------    ---------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                    70,313       98,139
                                                         ---------    ---------
NOTES AND ACCOUNTS RECEIVABLE FROM SUBSIDIARIES             73,202       62,830
                                                         ---------    ---------
CURRENT ASSETS:
  Other receivables                                          1,769        1,319
  Federal income taxes receivable                            3,957        5,409
                                                         ---------    ---------
    Total current assets                                     5,726        6,728
                                                         ---------    ---------
DEFERRED CHARGES:
 Deferred federal income taxes                               2,595           --
 Other                                                         378          112
                                                         ---------    ---------
    Total deferred charges                                   2,973          112
                                                         ---------    ---------
      Total assets                                       $ 371,175    $ 402,609
                                                         =========    =========

             CAPITALIZATION AND LIABILITIES

 CAPITALIZATION:
   Common shareholders' interest                         $ 196,686    $ 256,800
                                                         ---------    ---------
 NOTES AND ACCOUNTS PAYABLE TO SUBSIDIARIES                 11,255        1,854
                                                         ---------    ---------
 CURRENT LIABILITIES:
   Checks issued in excess of cash in bank                      10          453
   Notes payable and commercial paper                      161,994      125,182
   Accounts payable and accrued interest                     1,230        2,636
                                                         ---------    ---------
     Total current liabilities                             163,234      128,271
                                                         ---------    ---------
 DEFERRED CREDITS:
   Deferred federal income taxes                                --        7,884
   Contingency reserves                                         --        7,800
                                                         ---------    ---------
     Total deferred credits                                     --       15,684
                                                         ---------    ---------
       Total capitalization and liabilities              $ 371,175    $ 402,609
                                                         =========    =========

                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME

                                                        Year Ended September 30,
                                                   --------------------------------
                                                     1995        1994        1993
                                                   --------    --------    --------
                                               (in thousands, except per share amounts)
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES:
  Washington Natural Gas Company,
   including cash dividends received
   by Washington Energy Company of
   $-0- $16,937 and $26,045,
   respectively                                    $ 17,854    $ (8,243)   $ 21,771
  Other subsidiaries                                (31,378)    (13,670)    (10,695)
                                                   --------    --------    --------
    Total equity in earnings (losses)
     of subsidiaries                                (13,524)    (21,913)     11,076

OTHER INCOME AND DEDUCTIONS, NET                    (27,538)    (23,733)     (1,429)
                                                   --------    --------    --------
NET INCOME (LOSS)                                   (41,062)    (45,646)      9,647
DIVIDENDS ON PREFERRED STOCK                           --             9         101
EXCESS PREMIUM, PREFERRED REDEMPTION                   --           673        --
                                                   --------    --------    --------
EARNINGS (LOSS) ON COMMON STOCK                    $(41,062)   $(46,328)   $  9,546
                                                   ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE                   $  (1.72)   $  (1.97)   $    .42
                                                   ========    ========    ========
AVERAGE COMMON SHARES OUTSTANDING                    23,893      23,486      22,996
                                                   ========    ========    ========

DIVIDENDS PER COMMON SHARE                         $   1.00    $   1.00    $   1.40
                                                   ========    ========    ========

                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                            Year Ended September 30,
                                                        --------------------------------
                                                          1995        1994        1993
                                                        --------    --------    --------
                                                                 (in thousands)
Cash flow provided by (used in) operating activities:
  Net income (loss) from continuing
   operations                                           $(41,062)   $(44,847)   $ 22,035
                                                        --------    --------    --------
  Adjustments to reconcile net income (loss)
   from continuing operations to net
   cash provided by operating activities:
    Pre-tax loss on merger of subsidiary                      --         6,304        --
    Equity in undistributed (earnings)
     losses of unconsolidated affiliate                   27,826        (699)         --
    Undistributed losses of consolidated
     subsidiaries                                         20,649      22,612      14,968
    Increase (decrease) in:
     Contingency reserves                                 (7,800)      6,262          --
     Federal income tax - current                          1,452      (4,590)     (4,528)
     Federal income tax - deferred                       (10,745)    (16,900)         --
     Deferred tax on merger of
      subsidiary                                              --      24,784          --
     Other assets and liabilities                         (2,296)       (611)      1,299
    Other                                                     --      (2,679)       (602)
                                                        --------    --------    --------
     Total adjustments                                    29,086      34,483      11,137
                                                        --------    --------    --------
       Net cash provided by (used in)
        operating activities                             (11,976)    (10,364)     33,172
                                                        --------    --------    --------
Cash flow provided by (used in) investing
 activities:
  Dividends received from affiliates                          --      16,937      26,045
  Investment in affiliates                                (4,812)     (6,620)    (95,398)
  Loans from (advances to) affiliates                       (971)      4,823     (22,408)
  Invested in subsidiary prior to merger                      --     (20,760)         --
  Proceeds from merger of subsidiary                          --      63,661          --
                                                        --------    --------    --------

        Net cash provided by (used
         in) investing activities                         (5,783)     58,041     (91,761)
                                                        --------    --------    --------

                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                                  September 30,
                                                        --------------------------------
                                                          1995        1994        1993
                                                        --------    --------    --------
                                                                  (in thousands)
Cash flow provided by (used in) financing activities:
  Proceeds from issuance of
   common stock                                         $  4,824    $  6,342    $ 70,528
  Proceeds from issuance (redemption) of
   commercial paper, net                                  36,812     (20,316)     24,388
  Redemptions and repurchases of
   preferred stock                                            --      (6,747)       (149)
  Cash dividend payments:
    Common                                               (23,877)    (23,468)    (32,282)
    Preferred                                                 --          (9)       (101)
                                                        --------    --------    --------
      Net cash provided by (used in)
       financing activities                               17,759     (44,198)     62,384
                                                        --------    --------    --------
Net cash provided by
 continuing operations                                        --       3,479       3,795
Net cash used in discontinued
 operations (primarily operating
 activities)                                                  --      (3,479)     (3,795)
                                                        --------    --------    --------
Net change in cash                                            --          --          --
  Beginning cash and cash
   equivalents                                                --          --          --
                                                        --------    --------    --------
  Ending cash and cash equivalents                      $     --     $    --     $    --
                                                        ========    ========    ========

Supplemental disclosures of cash
 flow information
  Cash paid during the year for:
   Interest (net of amount capitalized)                 $  7,901    $  7,283    $  5,704
   Income taxes                                         $  3,335    $     --    $  5,136

                                   Schedule II
                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993

                                                         Recoveries         Written          Balance
                         Balance at      Charged             of             Off as            at End
                          Beginning         to            Previous         Uncollect-          of
                          of Period       Income         Write-Offs           ible            Period
                         ----------      -------         ----------        ----------        -------
                                                       (in thousands)
1995:
  Allowances for
   uncollectible
   accounts                 $1,295        $1,220            $580            $(2,116)          $  979
                            ======        ======            ====            =======           ======

1994:
  Allowances for
   uncollectible
   accounts                 $  277        $2,457            $475            $(1,914)          $1,295
                            ======        ======            ====            =======           ======

1993:
  Allowances for
   uncollectible
   accounts                 $  828        $1,613            $296            $(2,460)          $  277
                            ======        ======            ====            =======           ======

                                   Schedule II
                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 and 1993

                                                                Recoveries         Written          Balance
                              Balance at         Charged            of              Off as           at End
                               Beginning           to            Previous         Uncollect-           of
                               of Period         Income         Write-Offs           ible            Period
                              ----------         -------        ----------        ----------       ----------
                                                              (in thousands)
1995:
  Allowances for
   uncollectible
   accounts                     $ 1,252          $ 1,151          $   578          $ (2,062)        $   919
                                =======          =======          =======          ========         =======

1994:
  Allowances for
   uncollectible
   accounts                     $   277          $ 2,406          $   473          $ (1,904)        $ 1,252
                                =======          =======          =======          ========         =======

1993:
  Allowances for
   uncollectible
   accounts                     $   303          $ 1,610          $   296           $(1,932)        $   277
                                =======          =======          =======           =======         =======

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                   WASHINGTON ENERGY COMPANY and
                                   WASHINGTON NATURAL GAS COMPANY

December 11, 1995                  /s/ William P. Vititoe
                                   ---------------------------------------------
                                   (William P. Vititoe, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

       Date                             Signature                                       Title
==================            ==============================                 ============================
December 11, 1995             /s/ Virginia Anderson
(all signatures)              ------------------------------
                              (Virginia Anderson)                            Director

                              /s/ R. F. Bailey
                              ------------------------------
                              (R. F. Bailey)                                 Director

                              /s/ Donald Covey
                              ------------------------------
                              (Donald Covey)                                 Director

                              /s/ John W. Creighton, Jr.
                              ------------------------------
                              (John W. Creighton, Jr.)                       Director

                              /s/ Robert L. Dryden
                              ------------------------------
                              (Robert L. Dryden)                             Director

                              /s/ Tomio Moriguchi
                              ------------------------------
                              (Tomio Moriguchi)                              Director

                              /s/ Sally G. Narodick
                              ------------------------------
                              (Sally G. Narodick)                            Director

                              /s/ William P. Vititoe
                              ------------------------------
                              (William P. Vititoe)                           Director, Chairman of the
                                                                             Board, President and Chief
                                                                             Executive Officer

                              /s/ J. P. Torgerson
                              ------------------------------
                              (J. P. Torgerson)                              Executive Vice President,
                                                                             Chief Administrative
                                                                             Officer; the Chief
                                                                             Financial Officer

                              /s/ Allyn P. Hebner
                              ------------------------------
                              (Allyn P. Hebner)                              Vice President - Finance
                                                                             and Treasurer; the Chief
                                                                             Accounting Officer

                                  EXHIBIT INDEX

                 Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

                 (*Filed herewith)

 2-A.1           Agreement and Plan of Merger by and among Puget Sound Power &
                 Light Company, Washington Energy Company and Washington Natural
                 Gas Company dated as of October 18, 1995 (incorporated herein by reference to Exhibit 2.1 to Washington Energy
                 Company/Washington Natural Gas Company Form 8-K dated October
                 18, 1995, File Nos. 1-11227 and 1- 11271, respectively).

 2-A.2 Stock Option Agreement dated as of October 18, 1995 by and among Puget Sound Power & Light Company and Washington Energy
                 Company (incorporated herein by reference to Exhibit 2.3 to Washington Energy Company/Washington Natural Gas Company Form
                 8-K dated October 18, 1995, File Nos. 1-11227 and 1-11271, respectively).

 4-A             Restated Articles of Incorporation of Washington Energy Company
                 (incorporated herein by reference to Washington Energy Company
                 Exhibit 3-A, Form 10-Q for the quarter ended June 30, 1988,
                 File No. 0-8745).

 4-A.1 Articles of Amendment to the Articles of Incorporation of Washington Energy Company, dated March 6, 1990, increasing the
                 $5 par value common stock to 50,000,000 shares from 25,000,000 shares (incorporated herein by reference to Washington Energy
                 Company Exhibit 3-A.1, Form 10-K for the year ended September
                 30, 1990, File No. 0- 8745).

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

 4-A.6           Articles of Amendment to Amended and Restated Articles of
                 Incorporation of Washington Natural Gas Company establishing a series of Preferred Stock, dated September 9, 1994
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 4-A.6, Form 10-K for the year ended September
                 30, 1994, File No. 1-11271).

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

 4-B.3           Amendment to the Bylaws of Washington Energy Company, adopted
                 April 20, 1994 (incorporated herein by reference to Washington
                 Natural Gas Company Exhibit 4-B.3, Form 10-K for the year ended
                 September 30, 1994, File No. 1-11271).

 4-B.4           Amendment to the Bylaws of Washington Energy Company, adopted
                 October 19, 1994 (incorporated herein by reference to Washington Natural Gas Company Exhibit 4-B.4, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 4-C.1 Amended and Restated Bylaws of Washington Natural Gas Company adopted December 14, 1990 (incorporated herein by reference to Washington Natural Gas Company Exhibit 3-D.1, Form 10-K for the year ended September 30, 1990, File No. 0-951).

 4-C.2 Amendment to the Bylaws of Washington Natural Gas Company adopted October 19, 1994 (incorporated herein by reference to Washington Natural Gas Company Exhibit 4-C.2, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 4-D.1           Indenture of First Mortgage dated as of April 1, 1957
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 4-B, Registration No. 2-14307).

 4-D.2           Sixth Supplemental Indenture dated as of August 1, 1966
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit to Form 8-K for month of August, 1966, File No.
                 0-951).

 4-D.4           Twelfth Supplemental Indenture dated as of November 1, 1972
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit to Form 8-K for November 1972, File No. 0-951).

 4-D.5           Seventeenth Supplemental Indenture dated as of August 9, 1978
                 (incorporated herein by reference to Washington Energy Company
                 Exhibit 5-K.18, Registration No. 2-64428).

 4-D.6           Twenty-third Supplemental Indenture dated as of July 15, 1986
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 4-B.21, Form 10-K for the year ended September
                 30, 1986, File No. 0-951).

 4-D.7           Twenty-sixth Supplemental Indenture dated as of September 1,
                 1990 (incorporated herein by reference to Washington Natural
                 Gas Company Exhibit 4-B.19, Form 10-K for the year ended
                 September 30, 1990, File No. 0-951).

 4-D.8           Twenty-seventh Supplemental Indenture dated as of September 1,
                 1990 (incorporated herein by reference to Washington Natural
                 Gas Company Exhibit 4-B.20, Form 10-K for the year ended
                 September 30, 1988, File No. 0-951).

 4-D.9           Twenty-eighth Supplemental Indenture dated as of July 31, 1991
                 (incorporated herein by reference to Washington Natural Gas
                 Company

                 exhibit 4-A, Form 10-Q for the quarter ended March 31, 1993,
                 File No. 0-951).

 4-D.10          Twenty-ninth Supplemental Indenture dated as of June 1, 1993
                 (incorporated herein by reference to Exhibit 4-A of Washington
                 Natural Gas Company's S-3 Registration Statement, Registration
                 No. 33-49599).

 4-D.11          Thirtieth Supplemental Indenture dated as of August 15, 1995
                 (incorporated herein by reference to Exhibit 4-A of Washington
                 Natural Gas Company's S-3 Registration Statement, Registration
                 No. 33-61859).

 10-A            Service Agreement dated September 1, 1987 between Northwest
                 Pipeline Corporation and Washington Natural Gas Company for
                 SGS-1 firm storage service at Jackson Prairie (incorporated herein by reference to Washington Natural Gas Company Exhibit
                 10-A Form 10-K for the year ended September 30, 1994, File No.
                 11271).

 10-B            Service Agreement dated April 14, 1993 between Questar Pipeline
                 Corporation and Washington Natural Gas Company for FSS-1 firm storage service at Clay Basin (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-B Form 10-K for the year ended September 30, 1994, File No. 11271).

 10-C            Service Agreement dated November 1, 1989, with Northwest
                 Pipeline Corporation covering liquefaction storage gas service filed under cover of Form SE dated December 27, 1989.

 10-D Firm Transportation Service Agreement dated October 1, 1990 between Northwest Pipeline Corporation and Washington Natural
                 Gas Company (incorporated herein by reference to Washington
                 Natural Gas Company Exhibit 10-D Form 10-K for the year ended
                 September 30, 1994, File No. 11271).

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

*10-E.2          Amendment to Gas Transportation Service Contract dated July 31,
                 1991, between Washington Natural Gas Company and Northwest
                 Pipeline Corporation.

*10-E.3 Gas Transportation Service Contract dated August 15, 1994, between Washington Natural Gas Company and Northwest Pipeline
                 Corporation.

*10-E.4          Amendment to Gas Transportation Service Contract dated August
                 15, 1994, between Washington Natural Gas Company and Northwest
                 Pipeline Corporation.

*10-F $250,000,000 Credit Agreement dated March 31, 1995, by and among Washington Energy Company, as Borrower, The First
                 National Bank of Chicago, Seattle-First National Bank, The
                 Industrial Bank of Japan, Limited, ABN Amro Bank N.V., Bank of
                 Montreal, First Interstate Bank of Washington, N.A.,
                 Nationsbank of Texas, N.A., U.S. Bank of

                 Washington, N.A., and CIBC Inc., as Lenders, and The First
                 National Bank of Chicago, as Agent.

 10-G            Intentionally left blank.

*10-H Washington Natural Gas Company Deferred Compensation Plan effective September 1, 1995.

*l0-I            Form of Washington Natural Gas Company - Executive Retirement
                 Compensation Agreement reflecting all amendments through August
                 16, 1995.

 10-J            Second Washington Energy Company Performance Share Plan
                 (amended and restated effective October 1, 1991) (incorporated herein by reference to Washington Energy Company Exhibit
                 10-L.1, Form 10-K, for the year ended September 30, 1991, File
                 No. 0-8745).

*10-J.2 Washington Energy Company Interim Performance Share Plan effective December 7, 1994.

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

 10-M.1          Employment Agreement between Washington Energy Company,
                 Washington Natural Gas Company and William P. Vititoe dated
                 January 15, 1994,. (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.1, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 10-M.2 Form of Conditional Executive Employment Contract, filed under cover of Form SE dated December 27, 1988, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.2,
                 Form 10-K for the year ended September 30, 1994, File No.
                 1-11271).

*10-M.3          Amended and restated Washington Energy Company and subsidiaries
                 Annual Incentive Plan for Vice Presidents and above, dated
                 October 1994.

 10-M.4          Agreement dated January 1, 1994, between Washington Energy
                 Company, Washington Natural Gas Company and Robert R. Golliver former President and Chief Operating Officer of Washington
                 Energy Company and Washington Natural Gas Company, providing for termination benefits (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.4, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 10-M.5          Agreement dated September 30, 1994, between Washington Energy
                 Company and Keith Anderson, former President of Washington
                 Energy Resources Company, providing for termination benefits
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 10-M.5, Form 10-K for the year ended September
                 30, 1994, File No. 1-11271).

 10-N            Interest Rate Swap Agreement dated September 27, 1989 between
                 Thermal Resources, Inc., and the First National Bank of
                 Chicago, filed under cover of Form SE dated December 27, 1989,
                 (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 10-N, Form 10-K for the year ended September
                 30, 1994, File No. 1-11271).

 10-O Firm Transportation Service Agreement dated March 1, 1992 between Northwest Pipeline Corporation and Washington Natural
                 Gas Company, (incorporated herein by reference to Washington
                 Natural Gas Company Exhibit 10-O, Form 10-K for the year ended
                 September 30, 1994, File No. 1-11271).

 10-P Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural
                 Gas Company for firm transportation service from Jackson
                 Prairie, (incorporated herein by reference to Washington
                 Natural Gas Company Exhibit 10-P, Form 10-K for the year ended
                 September 30, 1994, File No. 1-11271).

 10-Q Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural
                 Gas Company for firm transportation service from Jackson
                 Prairie, (incorporated herein by reference to Washington
                 Natural Gas Company Exhibit 10-Q, Form 10-K for the year ended
                 September 30, 1994, File No. 1-11271).

 10-R Firm Transportation Service Agreement dated January 12, 1994 between Northwest Pipeline Corporation and Washington Natural
                 Gas Company for firm transportation service from Plymouth, LNG, (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 10-R, Form 10-K for the year ended September
                 30, 1994, File No. 1-11271).

 10-S            Service Agreement dated July 9, 1991 with Northwest Pipeline
                 Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-S, Form
                 10-K for the year ended September 30, 1994, File No. 1-11271).

 10-T            Firm Transportation Agreement dated October 27, 1993 between
                 Pacific Gas Transmission Company and Washington Natural Gas
                 Company for firm transportation service from Kingsgate, (incorporated herein by reference to Washington Natural Gas
                 Company Exhibit 10-T, Form 10-K for the year ended September
                 30, 1994, File No. 1-11271).

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

 *12             Computation of Ratios

 *21             Subsidiaries of the Registrant

 *23             Consent of Arthur Andersen LLP
                 (Set forth herein on page 103).

 *27.1           Financial Data Schedule - Washington Energy Company

 *27.2           Financial Data Schedule - Washington Natural Gas Company