Form 10-Q
period 1995-12-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1996-02-14
CIK 225998, 104880

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1995, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from ____________ to ____________.

                                                                    I.R.S.
Commission                                                         Employer
   File      Exact Name of Registrant as         State of       Identification
  Number     Specified in Its Charter          Incorporation        Number
----------  ------------------------------     -------------    ------------
001-11227    Washington Energy Company          Washington        91-1005304
001-11271    Washington Natural Gas Company     Washington        91-1005303

     Address of Principal Executive Offices                      Zip Code
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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

                                                              Outstanding
        Registrant                   Title of Stock         January 31, 1996
------------------------------       --------------          ---------------
Washington Energy Company             $5 par value             24,128,432

Washington Natural Gas Company        $5 par value             11,020,117

                                 INTRODUCTION

Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washing-ton Natural") is engaged primarily in the retail distribution of natural gas. The Company holds an equity position in a publicly traded oil and gas explora-tion and production company, and through various subsidiaries, is also engaged in the business of selling gas appliances, energy efficient and security products for the home. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.

                           DOCUMENTS TO BE FURNISHED

The Company will provide you, upon your written request, with a copy of any and all information that has been incorporated by reference herein. Any such request for copies should be directed to the Company's Treasury Department, 815 Mercer Street, (P.O. Box 1869), Seattle, Washington 98111 (Telephone:
(206) 622-6767).

                                     INDEX
                                                                        Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . .
                                                                          4

Item 1.  Consolidated Condensed Financial Statements . . .. . . . . . . .
                                                                          4

           Consolidated Condensed Financial Statements of
            Washington Energy Company and Subsidiaries
            (All statements are unaudited except for the September 30, 1995 Consolidated Balance Sheet, which has been audited.)

             Consolidated Statements of Income -
              Three Months Ended December 31, 1995
              and 1994  . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                          5

             Consolidated Condensed Balance Sheets -
              December 31, 1995, September 30, 1995
              and December 31, 1994 . . . . . . . . . . . . . . . . . . .
                                                                          6

             Consolidated Statements of Capitalization -
              December 31, 1995 and 1994  . . . . . . . . . . . . . . . .
                                                                          8

             Consolidated Condensed Statements of Cash Flows -
              Three Months Ended December 31, 1995 and 1994 . . . . . .
                                                                         10

                                                                         Page

             Consolidated Statements of Shareholders'
              Earnings (Deficit) Reinvested in the Business
              and Premium on Capital Stock - Three Months
              Ended December 31, 1995 and 1994  . . . . . . . . . . . .
                                                                         12

           Consolidated Condensed Financial Statements of Washington
            Natural Gas Company and Subsidiaries (All state-ments are unaudited except for the September 30, 1995
            Consolidated Balance Sheet, which has been audited.)

             Consolidated Statements of Income -
              Three Months Ended December 31,
              1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .
                                                                         13

             Consolidated Condensed Balance Sheets -
              December 31, 1995, September 30, 1995
              and December 31, 1994 . . . . . . . . . . . . . . . . . .
                                                                         14

             Consolidated Statements of Capitalization -
              December 31, 1995 and 1994  . . . . . . . . . . . . . . .
                                                                         16

             Consolidated Condensed Statements of Cash Flows -
              Three Months Ended December 31, 1995 and 1994 . . . . . .
                                                                         18

             Consolidated Statements of Shareholder's Earnings
              Reinvested in the Business and Premium
              on Capital Stock - Three Months Ended
              December 31, 1995 and 1994  . . . . . . . . . . . . . . .
                                                                         20


           Notes to Consolidated Condensed Financial Statements
            (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .
                                                                         21


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited) . . . . . .
                                                                         27


Part II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .
                                                                         30


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements


The consolidated condensed financial statements included herein have been pre-pared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the in-terim period presented should not be considered indicative of the results to be expected for the full fiscal year.



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (Unaudited)

                                                            1995      1994
                                                          --------  --------
                                                         (in thousands except
                                                          per share amounts)
OPERATING REVENUES:
   Regulated utility sales                                $120,525  $149,747
   Merchandise, conservation products and other              6,970     6,498
                                                          --------  --------
       Total operating revenues                            127,495   156,245
                                                          --------  --------
 OPERATING EXPENSES:
   Cost of gas sold                                         55,777    81,824
   Operations and maintenance                               23,367    21,867
   Depreciation, depletion and amortization                  9,050     8,948
   General taxes                                            11,530    12,115
   Federal income taxes                                      5,487     7,180
                                                          --------  --------
       Total operating expenses                            105,211   131,934
                                                          --------  --------
 OPERATING INCOME                                           22,284    24,311
 OTHER INCOME (EXPENSE):
   Preferred dividend requirement -
    Washington Natural Gas Company                          (1,755)   (1,862)
   Other, net                                                  241       340
                                                          --------  --------
 GROSS INCOME                                               20,770    22,789

 INTEREST CHARGES                                           10,635     9,534
                                                          --------  --------
 NET INCOME                                               $ 10,135  $ 13,255
                                                          ========  ========

 EARNINGS PER COMMON SHARE                                $    .42  $    .56

 AVERAGE COMMON SHARES OUTSTANDING                          24,080    23,737

 DIVIDENDS PER COMMON SHARE OUTSTANDING                   $    .25  $    .25


The accompanying notes are an integral part of these consolidated statements.



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
             DECEMBER 31, 1995 (Unaudited), SEPTEMBER 30, 1995 AND
                         DECEMBER 31, 1994 (Unaudited)

                                    ASSETS


                                            December    September   December
                                            31, 1995    30, 1995    31, 1994
                                           ----------  ----------  ----------
                                                     (in thousands)
 PROPERTY, PLANT AND EQUIPMENT:
   Utility plant, at original cost         $1,072,267  $1,055,322  $  991,696
   Coal and other                              15,647      15,621      54,720
   Accumulated depreciation and
    amortization                             (281,726)   (273,735)   (256,866)
                                           ----------  ----------  ----------
       Net property, plant and equipment      806,188     797,208     789,550
                                           ----------  ----------  ----------
 INVESTMENT IN UNCONSOLIDATED
   AFFILIATES                                  69,162      70,313      97,733
                                           ----------  ----------  ----------
 CURRENT ASSETS:
   Cash and cash equivalents                    7,692       9,315       5,764
   Receivables, net                            42,911      20,437      52,700
   Federal income taxes receivable             10,454      10,942       7,347
   Deferred income taxes                        2,958       3,707       4,663
   Purchased gas receivable                         -           -         506
   Materials and supplies, at average
    cost                                       26,509      31,968      23,882
                                           ----------  ----------  ----------
       Total current assets                    90,524      76,369      94,862
                                           ----------  ----------  ----------
 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental receivables                    8,715       8,116      33,947
   Regulatory tax asset                        17,605      17,605      18,810
   Deferred charges and other                  23,390      19,879      17,328
                                           ----------  ----------  ----------
       Total other assets and deferred
        charges                                49,710      45,600      70,085
                                           ----------  ----------  ----------
         Total assets                      $1,015,584  $  989,490  $1,052,230
                                           ==========  ==========  ==========


The accompanying notes are an integral part of these consolidated balance sheets.



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
             DECEMBER 31, 1995 (Unaudited), SEPTEMBER 30, 1995 AND
                         DECEMBER 31, 1994 (Unaudited)

                                  (continued)

                        CAPITALIZATION AND LIABILITIES

                                            December    September    December
                                            31, 1995    30, 1995     31, 1994
                                           ----------  ----------   ----------
                                                     (in thousands)
 CAPITALIZATION (see Consolidated
  Statements of Capitalization):
   Common shareholders' interest           $  195,804  $  196,686   $  259,606
   Redeemable preferred stock of
    subsidiary                                 90,000      90,000       90,000
   Long-term debt                             344,920     310,060      290,060
                                           ----------  ----------   ----------
       Total capitalization                   630,724     596,746      639,666
                                           ----------  ----------   ----------
 CURRENT LIABILITIES:
   Notes payable and commercial paper         161,846     161,994      121,516
   Current sinking fund requirements
    and debt maturities                           140      30,140       60,140
   Accounts payable                            26,079      32,755       34,678
   Purchased gas liability                     29,633      15,554            -
   Accrued general taxes                       14,967      12,556       14,818
   Environmental remediation liabilities        4,491       4,578        6,199
   Other current liabilities                   37,672      28,939       34,974
                                           ----------  ----------   ----------
       Total current liabilities              274,828     286,516      272,325
                                           ----------  ----------   ----------
 DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                       63,565      59,450       85,404
   Regulatory tax liability                    11,017      11,017       12,560
   Unamortized investment tax credits           9,157       9,352        9,937
   Contributions in aid of construction        14,633      14,252       12,958
   Contingency reserves and other              11,660      12,157       19,380
                                           ----------  ----------   ----------

         Total deferred credits and
          other liabilities                   110,032     106,228      140,239
                                           ----------  ----------   ----------

           Total capitalization and
            liabilities                    $1,015,584  $  989,490   $1,052,230
                                           ==========  ==========   ==========


The accompanying notes are an integral part of these consolidated balance sheets.



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          DECEMBER 31, 1995 AND 1994
                                  (Unaudited)

                                         Shares Outstanding
                                           at December 31,       December 31,
                                        -------------------   ------------------
                                           1995       1994      1995       1994
                                         --------   --------  --------   --------
                                           (in thousands)       (in thousands)
 COMMON SHAREHOLDERS' INTEREST:
   Common stock, $5 par value;
    authorized 50,000,000 shares           24,128     23,840  $120,639   $119,199
   Premium on common stock                                     203,354    200,380
   Shareholders' accumulated
    deficit                                                   (128,189)   (59,973)
                                                              --------   --------
       Total common shareholders'
        interest                                               195,804    259,606
                                                              --------   --------

 REDEEMABLE PREFERRED STOCK:
   Washington Energy Company -
    cumulative; authorized
    200,000 shares of $100 par
    value and 800,000 shares
    of $25 par value
                                                -          -         -          -
    no shares outstanding
   Washington Natural Gas Company -
    cumulative; authorized
    1,000,000 shares of $100 par
    value and 4,000,000 shares
    of $25 par value
     7.45%, Series II, $25 par value        2,400      2,400    60,000     60,000
     8.50%, Series III, $25 par value       1,200      1,200    30,000     30,000
                                                              --------   --------
       Total preferred stock                                    90,000     90,000
                                                              --------   --------

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    DECEMBER 31, 1995 AND 1994 (Unaudited)

                                 (Continued)
                                                              December 31,
                                                          -------------------
                                                            1995      1994
                                                          --------  --------
                                                             (in thousands)
 LONG-TERM DEBT:
   First mortgage bonds
     9.96%   due 1995                                      $         $ 40,000
     8.80%   called in 1995                                       -    25,000
     8-1/8%  due 1997                                         3,060     3,200
     10-1/4% called in 1995                                       -    30,000
     9.60%   due 2000                                        25,000    25,000
     9.57%   due 2020                                        25,000    25,000
     Secured medium-term notes, series A
       5.55% and 5.67% due 1995                                   -    20,000
       8.25% due 1998                                        11,000    11,000
       7.08% due 1999                                        10,000    10,000
       8.51% through 8.55% due 2001                          19,000    19,000
       7.53% and 7.91% due 2002                              30,000    30,000
       8.25% through 8.40% due 2022                          35,000    35,000
     Secured medium-term notes, series B
       6.23% through 6.31% due 2003                          28,000    28,000
       6.07% and 6.10% due 2004                              18,500    18,500
       6.51% and 6.53% due 2008                               4,500     4,500
       6.83% and 6.90% due 2013                              13,000    13,000
       7.19% due 2023                                        13,000    13,000
     Secured medium-term notes, series C
       6.92% and 6.93% due 2005                              31,000         -
       7.02% and 7.04% due 2007                              25,000         -
       7.12% due 2010                                         7,000         -
       7.35% and 7.36% due 2015                              12,000         -
       6.58% due 2006                                        10,000         -
       6.61% and 6.62% due 2009                               8,000         -
       7.15% and 7.20% due 2025                              17,000         -
                                                           --------  --------
                                                            345,060   350,200

   Less sinking-fund requirements
    and maturities included in
    current liabilities                                        (140)  (60,140)
                                                           --------  --------
       Total long-term debt                                 344,920   290,060
                                                           --------  --------
 TOTAL CAPITALIZATION                                      $630,724  $639,666
                                                           ========  ========


The accompanying notes are an integral part of these consolidated statements.



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (Unaudited)


                                                             1995       1994
                                                           --------   --------
                                                             (in thousands)
 CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                              $ 10,135   $ 13,255
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                 9,141      9,201
     Provision for uncollectible accounts receivable            250        703
     Equity in undistributed losses of
      unconsolidated affiliate                                1,151        406
     Deferred federal income tax                              4,669      7,003
     Increase (decrease) in:
       Accounts receivable                                  (22,725)   (36,909)
       Current federal income taxes receivable                  488      4,787
       Purchased gas receivable/liability                    14,079     20,755
       Environmental expenditures                              (686)         -
       Accounts payable                                      (6,676)     6,551
       Materials and supplies                                 5,459      4,187
       Deferred charges                                      (3,194)    (1,771)
       Other operating assets and liabilities                 5,000     (3,310)
     Other                                                        -       (450)
                                                           --------   --------
       Total adjustments                                      6,956     11,153
                                                           --------   --------
         Net cash provided by operating activities           17,091     24,408
                                                           --------   --------
 CASH FLOW USED IN INVESTING ACTIVITIES:
   Utility plant additions                                  (18,101)   (15,414)
   Other property expenditures                                  (25)      (322)
   Proceeds from disposition of fixed assets                     96          -
                                                           --------   --------
         Net cash used in investing activities             $(18,030)  $(15,736)
                                                           --------   --------

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
         THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (Unaudited)

                                  (Continued)

                                                             1995       1994
                                                           --------   --------
                                                             (in thousands)
 CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Common stock                                          $  1,030   $  1,440
     First mortgage bonds                                    34,592          -
   Reductions of commercial paper, net                         (148)    (3,666)
   Redemptions of first mortgage bonds                      (30,140)      (140)
   Common stock dividends                                    (6,018)    (5,929)
                                                           --------   --------
         Net cash used in financing activities                 (684)    (8,295)
                                                           --------   --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,623)       377
   Beginning cash and cash equivalents                        9,315      5,387
                                                           --------   --------
   Ending cash and cash equivalents                        $  7,692   $  5,764
                                                           ========   ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the period for:
     Interest (net of amount capitalized)                  $  8,442   $  6,431
     Income taxes                                                 -          -





                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS (DEFICIT)
             REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 1995 AND 1994
                                  (Unaudited)

                                                           1995        1994
                                                        ---------   ---------
                                                           (in thousands)

 Balance at beginning of period                         $(126,278)  $ (61,339)
   Net income                                              10,135      13,255
   Common stock dividends declared                        (12,046)    (11,889)
                                                        ---------    --------
 Balance at end of period                               $(128,189)  $ (59,973)
                                                        =========   =========

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                                           1995        1994
                                                        ---------   ---------
                                                           (in thousands)

Balance at beginning of period                         $ 202,616   $ 199,571
   Excess of purchase price over par value of
    shares of common stock issued under the
    Employee Stock Purchase and Ownership Plans               116         115
   Excess of purchase price over par value of
    shares of common stock issued under the
    Dividend Reinvestment and Stock Purchase Plan             614         823
   Excess of purchase price over par value of
    shares of common stock issued under the
    Incentive Stock Option Plan                                10           -
   Common and preferred stock expense                          (2)       (129)
                                                        ---------   ---------
 Balance at end of period                               $ 203,354   $ 200,380
                                                        =========   =========



The accompanying notes are an integral part of these consolidated statements.



                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (Unaudited)


                                                           1995        1994
                                                         --------    --------
                                                           (in thousands)
 OPERATING REVENUES:
   Regulated utility sales                               $120,525    $149,747
                                                         --------    --------
 OPERATING EXPENSES:
   Cost of gas sold                                        55,777      81,824
   Utility operations and maintenance                      16,500      15,043
   Depreciation                                             8,954       8,881
   General taxes                                           11,460      12,038
   Federal income taxes                                     6,442       8,028
                                                         --------    --------
       Total operating expenses                            99,133     125,814
                                                         --------    --------
 OPERATING INCOME                                          21,392      23,933
 OTHER INCOME, NET                                            283          63
                                                         --------    --------
 GROSS INCOME                                              21,675      23,996

 INTEREST CHARGES                                           7,802       7,854
                                                         --------    --------
 NET INCOME                                                13,873      16,142
 Dividends on preferred stock                               3,511       1,862
                                                         --------    --------
 Earnings on common stock                                $ 10,362    $ 14,280
                                                         ========    ========



The accompanying notes are an integral part of these consolidated statements.




                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
    CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 31, 1995 (Unaudited),
             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (Unaudited)

                                    ASSETS


                                            December    September    December
                                            31, 1995     30, 1995    31, 1994
                                           ----------  ----------    --------
                                                     (in thousands)

 UTILITY PLANT, at original cost           $1,072,267  $1,055,322    $991,696
   Accumulated depreciation                  (271,559)   (263,664)   (247,079)
                                           ----------  ----------    --------
       Net utility plant                      800,708     791,658     744,617
                                           ----------  ----------    --------
 RECEIVABLES FROM AFFILIATED COMPANIES            219         102         108
                                           ----------  ----------    --------

 CURRENT ASSETS:
   Cash and cash equivalents                    2,589       3,571         269
   Accounts receivable, net                    36,096      16,644      48,410
   Federal income taxes receivable              1,383       1,416       1,415
   Deferred income taxes                        2,958       3,707       4,650
   Purchased gas receivable                         -           -         506
   Materials and supplies,
    at average cost                            24,204      29,706      21,089
                                           ----------  ----------    --------
       Total current assets                    67,230      55,044      76,339
                                           ----------  ----------    --------

 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental receivables                    8,715       8,116      33,947
   Regulatory tax asset                        17,605      17,605      18,810
   Deferred charges and other                  20,195      18,073      16,486
                                           ----------  ----------    --------
       Total other assets and deferred
        charges                                46,515      43,794      69,243
                                           ----------  ----------    --------
         Total assets                      $  914,672  $  890,598    $890,307
                                           ==========  ==========    ========



The accompanying notes are an integral part of these consolidated balance sheets.


                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
    CONSOLIDATED CONDENSED BALANCE SHEETS - DECEMBER 31, 1995 (Unaudited),
             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (Unaudited)

                                  (Continued)
                        CAPITALIZATION AND LIABILITIES

                                             December   September   December
                                             31, 1995   30, 1995    31, 1994
                                             --------   ---------   --------
                                                     (in thousands)
 CAPITALIZATION (see Consolidated
  Statements of Capitalization):
   Common shareholder's interest             $262,904    $251,528    $251,708
   Redeemable preferred stock                  90,000      90,000      90,000
   Long-term debt                             344,920     310,060     290,060
                                             --------    --------    --------
       Total capitalization                   697,824     651,588     631,768
                                             --------    --------    --------

 CURRENT LIABILITIES:
   Current sinking fund requirements
    and debt maturities                           140      30,140      60,140
   Accounts payable                            24,973      31,253      32,023
   Purchased gas liability                     29,633      15,554           -
   Accrued general taxes                       14,756      12,381      14,606
   Environmental remediation liabilities        4,491       4,578       6,199
   Other current liabilities                   25,322      23,958      24,182
                                             --------    --------    --------
       Total current liabilities               99,315     117,864     137,150
                                             --------    --------    --------

 PAYABLES TO AFFILIATED COMPANIES               6,909      16,699      16,354
                                             --------    --------    --------

 DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                       75,817      69,826      69,580
   Regulatory tax liability                    11,017      11,017      12,560
   Unamortized investment tax credits           9,157       9,352       9,937
   Contributions in aid of construction        14,633      14,252      12,958
                                             --------    --------    --------
       Total deferred credits and
        other liabilities                     110,624     104,447     105,035
                                             --------    --------    --------
         Total capitalization and
          liabilities                        $914,672    $890,598    $890,307
                                             ========    ========    ========



The accompanying notes are an integral part of these consolidated balance sheets.



                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                          DECEMBER 31, 1995 AND 1994
                                  (Unaudited)

                                          Shares Outstanding
                                            at December 31,          December 31,
                                         --------------------    --------------------
                                           1995        1994        1995        1994
                                         --------    --------    --------    --------
                                           (in thousands)          (in thousands)
COMMON SHAREHOLDER'S INTEREST:
 Common stock, $5 par value;
  authorized 25,000,000 shares             11,020      10,842    $ 55,101    $ 54,211
 Premium on common stock                                          168,576     165,080
 Shareholder's earnings
  reinvested in the business                                       39,227      32,417
                                                                 --------    --------
     Total common shareholder's
      interest                                                    262,904     251,708
                                                                 --------    --------
REDEEMABLE PREFERRED STOCK,
cumulative; authorized 1,000,000
shares of $100 par value and
4,000,000 shares of $25 par value
 7.45%, Series II, $25 par value            2,400       2,400      60,000      60,000
 8.50%, Series III, $25 par value           1,200       1,200      30,000      30,000
                                                                 --------    --------
     Total preferred stock                                         90,000      90,000
                                                                 --------    --------

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                    DECEMBER 31, 1995 AND 1994 (Unaudited)

                                  (Continued)

                                                                   December 31,
                                                               --------------------
                                                                 1995        1994
                                                               --------    --------
                                                                 (in thousands)
 LONG-TERM DEBT:
   First mortgage bonds
     9.96%   due 1995                                          $      -    $ 40,000
     8.80%   called in 1995                                           -      25,000
     8-1/8%  due 1997                                             3,060       3,200
     10-1/4% called in 1995                                           -      30,000
     9.60%   due 2000                                            25,000      25,000
     9.57%   due 2020                                            25,000      25,000
     Secured medium-term notes, series A
       5.55% and 5.67% due 1995                                       -      20,000
       8.25% due 1998                                            11,000      11,000
       7.08% due 1999                                            10,000      10,000
       8.51% to 8.55% due 2001                                   19,000      19,000
       7.53% and 7.91% due 2002                                  30,000      30,000
       8.25% to 8.40% due 2022                                   35,000      35,000
     Secured medium-term notes, series B
       6.23% through 6.31% due 2003                              28,000      28,000
       6.07% and 6.10% due 2004                                  18,500      18,500
       6.51% and 6.53% due 2008                                   4,500       4,500
       6.83% and 6.90% due 2013                                  13,000      13,000
       7.19% due 2023                                            13,000      13,000
     Secured medium-term notes, series C
       6.92% and 6.93% due 2005                                  31,000           -
       7.02% and 7.04% due 2007                                  25,000           -
       7.12% due 2010                                             7,000           -
       7.35% and 7.36% due 2015                                  12,000           -
       6.58% due 2006                                            10,000           -
       6.61% and 6.62% due 2009                                   8,000           -
       7.15% and 7.20% due 2025                                  17,000           -
                                                               --------    --------
                                                                345,060     350,200
   Less sinking-fund requirements
    and maturities included in
    current liabilities                                            (140)    (60,140)
                                                               --------    --------
       Total long-term debt                                     344,920     290,060
                                                               --------    --------
 TOTAL CAPITALIZATION                                          $697,824    $631,768
                                                               ========    ========


The accompanying notes are an integral part of these consolidated statements.



                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (Unaudited)

                                                           1995        1994
                                                         --------    --------
                                                           (in thousands)

 CASH FLOW PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:
   Net income                                            $ 13,873    $ 16,142
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                          9,045       9,133
     Provision for uncollectible accounts
      receivable                                              234         214
     Deferred federal income tax                            6,545       7,930
     Increase (decrease) in:
       Accounts receivable                                (19,686)    (34,890)
       Current federal income taxes receivable                 33           -
       Purchased gas receivable/liability                  14,079      20,755
       Environmental expenditures                            (686)          -
       Accounts payable                                    (6,280)      7,308
       Materials and supplies                               5,502       4,271
       Deferred charges                                    (1,804)     (2,282)
       Other operating assets and liabilities               2,365      (1,709)
     Other                                                      -        (448)
                                                         --------    --------
       Total adjustments                                    9,347      10,282
                                                         --------    --------
         Net cash provided by operating activities         23,220      26,424
                                                         --------    --------
 CASH FLOW PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
   Utility plant additions                                (18,101)    (15,414)
   Proceeds from disposition of fixed assets                   96           -
                                                         --------    --------
         Net cash used in investing activities            (18,005)    (15,414)
                                                         --------    --------




                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994 (Unaudited)

                                  (Continued)

                                                           1995        1994
                                                         --------    --------
                                                           (in thousands)
 CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   Proceeds from issuance of:
     Common stock                                        $  1,014    $  1,440
     First mortgage bonds                                  34,592           -
   Payables to affiliated companies, net                   (9,907)    (11,351)
   Redemptions of first mortgage bonds                    (30,140)       (140)
   Cash dividend payments:
     Common                                                     -           -
     Preferred                                             (1,756)     (1,117)
                                                         --------    --------
       Net cash used in financing activities               (6,197)    (11,168)
                                                         --------    --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                   (982)       (158)
   Beginning cash and cash equivalents                      3,571         427
                                                         --------    --------
   Ending cash and cash equivalents                      $  2,589    $    269
                                                         ========    ========



 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the period for:
     Interest (net of amount capitalized)                $  5,993    $  4,549
     Income taxes                                               -           -



The accompanying notes are an integral part of these consolidated statements.



                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EARNINGS
             REINVESTED IN THE BUSINESS FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 1995 AND 1994

                                  (Unaudited)

                                                           1995        1994
                                                         --------    --------
                                                           (in thousands)

 Balance at beginning of period                          $ 28,865    $ 18,137
   Net income                                              13,873      16,142
   Dividends declared:
     Common stock                                               -           -
     Cumulative preferred stock:
       7.45%, Series II                                    (2,236)     (1,118)
       8.50%, Series III                                   (1,275)       (744)
                                                         --------    --------
 Balance at end of period                                $ 39,227    $ 32,417
                                                         ========    ========

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                                           1995        1994
                                                         --------    --------
                                                           (in thousands)

 Balance at beginning of period                          $167,752    $163,978
   Excess of purchase price over par value of
    shares of common stock issued under the
    parent company's Employee Stock Purchase Plan             135         138
   Excess of purchase price over par value of
    shares of common stock issued under the
    parent company's Dividend Reinvestment
    and Stock Purchase Plan                                   689       1,093
   Common and preferred stock expense                           -        (129)
                                                         --------    --------
 Balance at end of period                                $168,576    $165,080
                                                         ========    ========


The accompanying notes are an integral part of these consolidated statements.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


(1)   SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Washington Energy Company and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's subsidiaries are:

      1. Washington Natural Gas Company and its wholly-owned subsidiaries;
      2.   Washington Energy Services Company;
      3.   Washington Energy Gas Marketing Company;
      4.   WECO Finance Company and its wholly-owned subsidiary;
      5.   Thermal Energy, Inc., and its wholly-owned subsidiary; and
      6.   ThermRail, Inc.

In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been reflected and were of a normal recurring nature.

(2)   REFERENCE TO FORM 10-K FOR FISCAL YEAR ENDED SEPTEMBER 30, 1995

Reference is made to the notes to the consolidated financial statements included on pages 61 through 90 in the Registrants' Form 10-K annual report for the fiscal year ended September 30, 1995. Those notes include a summary of significant accounting policies and a description of other events and transactions which should be read in conjunction with the accompanying consolidated condensed financial statements.

(3)   DIVIDENDS

(a)   Restriction

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indentures of Washington Natural. Washington Natural has not paid dividends to Washington Energy since April 1994 due to these restrictions. At December 31, 1995, Washington Natural was restricted from paying dividends to Washington Energy until its retained earnings increased by more than $2,141,000.

(b)   Preferred Dividend Declaration

Washington Energy's accounting method is to expense the preferred dividend requirement of Washington Natural on a ratable method during the fiscal year. During the quarter ended December 31, 1995, Washington Natural's Board of Directors declared dividends payable on January 1, 1996 and April 1, 1996. The dividend payable on January 1, 1996 was expensed in the consolidated financial statements of Washington Energy in the first fiscal quarter. The dividend payable on April 1, 1996 will be expensed in the second fiscal quarter.

(4)   LIABILITY FOR ENVIRONMENTAL MATTERS

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

Former manufactured gas plant sites in the following areas are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) the Tideflats area of Tacoma, Washington; 2) Everett, Washington; 3) Chehalis, Washington and 4) "Gas Works Park" in Seattle. As discussed in Note 5(a), there is another former manufactured gas plant site situated at 22nd and "A" Streets in Tacoma, where Washington Natural has incurred costs, primarily for legal defense of litigation brought by the Washington State Department of Transportation, because Washington Natural does not believe that it has responsibility for remediation related to this site and it is not expected to result in a significant liability to Washington Natural.

The financial statements reflect actual costs to date and management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup or containment believed to be feasible at each site. Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect receivables for the expected recoveries from insurance carriers and other third parties of substantially all of the cleanup costs as discussed in greater detail below.

The following table summarizes total expected costs, the costs incurred and recorded through December 31, 1995, the expected recoveries from insurance companies and other parties and the actual recoveries through December 31, 1995, for each of the Washington Natural's four significant sites (in thousands):

                                                                     Gas Works
                                     Tideflats   Everett   Chehalis    Park
                                     ---------   --------  --------  ---------

 Estimated total investigation,
  legal, remediation, and
  financing costs                     $43,355    $ 3,250   $ 2,000    $ 1,000
 Actual costs to date                  43,355        400     1,624         12
                                      -------    -------   -------    -------
 Balance expected to be incurred      $     -    $ 2,850   $   376    $   988
                                      =======    =======   =======    =======
 Expected recoveries from insurance
  companies and other parties         $42,088    $ 3,250   $ 2,000    $ 1,000
 Actual recoveries to date             40,315         --        --         --
                                      -------    -------   -------    -------
 Balance expected to be recovered     $ 1,773    $ 3,250   $ 2,000    $ 1,000
                                      =======    =======   =======    =======

(b)  Tideflats

The remediation activities at the Tideflats site were completed as of July 1995, and confirmed by the U.S. Environmental Protection Agency in a letter dated September 28, 1995. Monitoring equipment has been installed at the site. In the future, ongoing monitoring and maintenance costs will be expensed as incurred and are not estimated to be material.

Washington Natural as of December 31, 1995, expects to receive approximately $1,773,000 million in equipment salvage value and reimbursement from another responsible party at the site. Including the collection of these receivables, Washington Natural has collected or will recover all but $1,267,000 of the costs incurred to remediate the Tideflats site. Washington Natural, under an agreement with the WUTC, will seek recovery in future customer rates of the remediation costs which are not reimbursed by third parties.

(c)  Everett

A remedial investigation study of the Everett site was completed in August 1995. A feasibility study to determine the appropriate method of remediation or containment is scheduled for completion in February 1996. Washington Natural cannot estimate the full extent of future remediation costs at the Everett site until more information is available from the feasibility study. However, a reserve for investigation and remediation costs of $3,250,000 has been established based on the preliminary information obtained during the remedial investigation.

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

To date, the City of Seattle has not formally initiated any legal proceedings and the course of events at this site cannot be predicted. However, Washington Natural has met with and has exchanged correspondence with the City of Seattle seeking a solution to Washington Natural's participation in the cleanup at the Gas Works Park site. During the fourth quarter of fiscal 1995, a reserve for $1,000,000 for the potential resolution of this matter with the City of Seattle was established. A receivable of $1,000,000 was also established to reflect the probable recovery of the estimated costs from Washington Natural's insurance carriers.

(f)  Expected Recoveries

Washington Natural's financial statements as of December 31, 1995, include environmental receivables in the amount of $8,715,000 primarily for recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs.

Based on all known facts and analyses, the Company and Washington Natural believe it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's or Washington Natural's financial position, operating results or cash flow trends.

(5)  LITIGATION

(a)  Washington State Department of Transportation Lawsuits

On August 8, 1989, the Washington State Department of Transportation (the "WDOT") commenced a lawsuit ("Federal Action") in the U.S. District Court, Western District of Washington ("District Court"), against Washington Natural and other defendants. The suit sought from Washington Natural and the other defendants, the recovery of approximately $7 million in costs incurred by the WDOT in cleaning up contamination at the site of a former manufactured gas plant which discontinued operations in the early 1900s. The trial court ruled that WDOT's claim was barred due to its failure to comply with federal law governing the cleanup of hazardous waste sites, and ordered that judgment be entered in favor of Washington Natural and the other defendants. The trial court's decision was affirmed by the United States Court of Appeals for the Ninth Circuit ("Court of Appeals") on July 13, 1995. The WDOT did not initiate an appeal of the Federal Action to the United States Supreme Court within the prescribed time for appeal of the Court of Appeals decision thereby finalizing the District Court's decision in favor of Washington Natural.

On May 10, 1994, the WDOT filed an action in the state Superior Court for Pierce County, Washington ("State Action") against Washington Natural and other defendants arising out of the same occurrence and seeking the same damages as sought in the Federal Action described above. The State Action alleges a claim under Washington's Model Toxics Control Act, which was recently amended to allow a private right of action for cost recovery. The State Action was stayed by Stipulation and Order dated June 10, 1994 pending the outcome of the Federal Action. The WDOT has indicated that it would pursue the State Action if the appeal was denied by the Court of Appeals. As of February 13, 1995 the WDOT has not requested the Superior Court for Pierce County to lift its stay. If the WDOT pursues the State Action, Washington Natural intends to mount a vigorous defense on several grounds and believes that the State Action will not be successful.

(b)  Alleged Securities Violations

A class-action lawsuit was filed against Washington Energy and two of its officers, one of whom has subsequently retired, (collectively, "the Defendants") in District Court, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural.
In May 1994, the Defendants filed a motion to dismiss the lawsuit. Discovery in the case was stayed pending resolution of this motion and on July 25, 1994, the District Court issued its Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. The plaintiffs have appealed to the Court of Appeals. On October 19, 1995 the Court of Appeals heard oral arguments. A decision is expected sometime in 1996. In management's opinion, the District Court's decision should be upheld on appeal.

(c)  Alleged Anti-Trust Violations

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in District Court. Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit which was granted on May 5, 1995. In dismissing

Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims which were dismissed without prejudice. Cost Management has filed an appeal in the Court of Appeals and it has filed a new lawsuit in Superior Court in King County, which was stayed pending the District Court appeal. The parties, as of November 22, 1995, have filed briefs with the Court of Appeals on the issue of the District Court's judgment dismissing the federal antitrust claims. A hearing date for oral arguments has not been set. In management's opinion, the District Court decision should be upheld on appeal and the suit in the Superior Court is unlikely to succeed.

(6)  RESTRUCTURING AND SEVERANCE CHARGES

In the fiscal years ended September 30, 1994 and 1995 Washington Natural established reserves for restructuring charges and employee severance of $3,500,000 and $3,150,000, respectively. During the quarter ended December 31, 1995, payments of approximately $2,000,000 were made to former employees. The remaining reserve of $2,300,000 at December 31, 1995 will be fully utilized to fund the future payment of severance benefits which are being paid over time based on the terms of individual severance agreements.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company ("the Company") reported net income of $10.1 million for the quarter ended December 31, 1995, down $3.1 million from the same quarter a year ago. Earnings per share of $.42 for the first quarter of 1995 were down from $.56 a year ago. Net income of the principal subsidiary, Washington Natural Gas Company ("Washington Natural"), was $13.9 million for the quarter, down $2.3 million from the same period last year.

The decrease in net income was primarily due to unseasonably warm weather.
The average temperatures during the current quarter ended December 31, were the warmest on record for the last 15 years. The weather, based on the number of degree days during the quarter, was 13% warmer than the prior year and 10% warmer than normal. The earnings effect of the unseasonably warm weather was partially offset by the earnings impact of the May 1995 general rate order and continuing customer growth.

Operating Revenues

The Company's operating revenues of $127.5 million for the quarter ended December 31, 1995, were down $28.7 million compared with the same period a year ago. Regulated utility sales of $120.5 million were down $29.2 million or 20% from the same period last year, due primarily to the negative impact of warmer than normal weather and the purchase gas adjustment. As a result of the warm weather, total gas volumes were down 10% from the same period a year ago even though the utility served 16,000 or 4% more customers. The May 1995 purchased gas adjustment passed on to customers, in the form of lower rates, the expected cost savings of the decline in natural gas prices. Although the purchased gas adjustment reduces revenues it does not impact utility gross margin or net income.

Utility margin (regulated utility sales less cost of gas sold) of $64.7 million decreased of $3.2 million compared to the same quarter last year. The May 1995 general rate order increased utility margin by an estimated $4 million compared to the same period last year. In addition, the growth in the number of customers served provided approximately $2 million in utility margin. However, the effect of warm weather on the volume of gas sold was a reduction in utility margin of approximately $9 million.

Operating Expenses

The Company's operating expenses of $105.2 million, including federal income taxes, were down $26.7 million from the three months ended December 31, 1994. The decrease in operating expenses was due primarily to a $26.0 million decrease in the cost of gas sold.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures typically represent the largest cash flow item for the Company due to the capital-intensive nature and growth rate of the utility. The bulk of the Company's gross capital expenditures of $18.1 million was for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to replace and enhance components of the system to insure its reliability and safety. Washington Natural's financing strategy is to fund capital expenditures with a combination of cash flow from operations, after dividend payments, and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors. During the current quarter, 62% of the capital expenditures were funded by cash flow from operations after dividends. The balance of the capital expenditures were funded primarily by the issuance of long-term debt under a $150,000,000 shelf offering of secured medium-term notes. At December 31, 1995, Washington Natural had issued $110,000,000 of secured medium-term notes under this registration statement.

The Company has several short-term financing arrangements in place: an aggregate of $250 million of commercial paper and similar programs backed by a committed revolving credit agreement, of which $88 million was unused at December 31, 1995; an uncommitted bank credit arrangement of $25 million, all of which was available at December 31, 1995; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $41 million was unused at December 31, 1995. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. At December 31, 1995, Washington Natural had $24 million of eligible receivables which had not been sold under the arrangement.

ENVIRONMENTAL MATTERS

In management's opinion, based on all know facts and analyses, it is not likely that environmental liabilities identified to date will result in a material adverse impact on the Company's or Washington Natural's financial position or operating results and cash flow trends. (See Note 4 of the Notes to Condensed Financial Statements.)

SIGNIFICANT BALANCE SHEET CHANGES

The December 31, 1995 accounts receivable balance of $42.9 million reflects an increase of $22.5 million caused by the normal seasonal increase in gas sales over a seasonal low point in Washington Natural's operating cycle at September 30, 1995. This balance is $9.8 million lower than the prior year due to the lower level of revenues in 1995 versus 1994 as a result of the warmer weather and the purchased gas adjustment discussed above.

The purchased gas liability (a liability to customers to pass on the effect of the purchased gas adjustment mechanism) of $29.6 million at December 31, 1995 is almost double the September 30, 1995 balance of $15.6 million. This is due to the actual purchase of gas during the quarter at a cost lower than the cost of gas sold authorized in rates.

During the quarter ended December 31, 1995, Washington Natural called early $30,000,000 of first mortgage bonds with an interest rate of 10.25%. This redemption was refinanced by the issuance of $35,000,000 of secured medium-term notes with interest rates between 6.58% and 7.20%.

FUTURE OUTLOOK

(a) Proposed Merger

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's Boards of Directors to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company, ("Puget"), which, as the surviving corporation will be renamed at the effective time of the merger. The merger would create a combination utility serving more than 830,000 electric and more than 475,000 gas customers in the state of Washington.

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

The synergies from the merger are expected to generate substantial cost savings that would not be available absent the merger. Preliminary estimate of such potential savings, by the management of Washington Energy and Puget with the assistance of Deloitte & Touche LLP, (after taking into account the costs incurred to achieve such savings), is approximately $370 million over the ten-year period following the merger.

(b)  Expected Improvement in Earnings

Although the expected timing for completion of the merger precludes realizing significant benefits from the synergies of the proposed merger with Puget in 1996, other decisions and actions taken in recent fiscal years should have a favorable impact on the Company's future earnings. Operating earnings have and will continue to benefit from the $17.7 million rate increase approved in May 1995. Because the weather in calendar 1995 was the warmest in at least the last 30 years, Washington Natural's results of operations have not been fully reflected the utility's earning power. Washington Natural's earnings should be positively impacted if weather patterns return to normal and the current cost structure remains constant.

Also, the Company expects utility customer growth of about 4%, or 16,000 to 19,000 new customers for fiscal 1996.

COMMON DIVIDEND

The Company paid a dividend of 25 cents in each of the quarters ended December 31, 1995 and 1994. The Company expects that the quarterly dividend of 25 cents per share will be maintained.

PART II - OTHER INFORMATION

Item 5.  Other Information - Washington Natural Gas Company

         The ratio of earnings to fixed charges for the twelve months ended December 31, 1995 was 1.20. For the 12 months ended December 31, 1994, earnings were insufficient to cover fixed charges. The earnings deficiency was $11,213,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None

         (b)   Reports on Form 8-K.

               (1) A report on Form 8-K was filed by Washington Energy and Washington Natural on October 23, 1995, regarding the definitive agreement to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company.

               (2) A report on Form 8-K was filed by Washington Energy and Washington Natural on October 30, 1995, regarding the Company's operating results for the quarter and year ended September 30, 1995.

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


                              WASHINGTON ENERGY COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Executive Vice President,
                              Chief Administrative Officer and
                              Chief Financial Officer; the
                              Principal Financial Officer



                              WASHINGTON NATURAL GAS COMPANY



                          By  /s/ William P. Vititoe
                              William P. Vititoe
                              Chairman of the Board of Directors,
                              Chief Executive Officer and President



                          By  /s/ James P. Torgerson
                              James P. Torgerson
                              Executive Vice President,
                              Chief Administrative Officer and
                              Chief Financial Officer; the
                              Principal Financial Officer




February 14, 1996