Form 10-Q
period 1996-03-31
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1996-05-15
CIK 225998, 104880

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the three and six month periods ended March 31, 1996, or


        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________.


 Commission                                                   I.R.S. Employer
    File     Exact Name of Registrant as        State of       Identification
   Number    Specified in Its Charter         Incorporation        Number
 ----------  ------------------------------  --------------   ---------------
 001-11227   Washington Energy Company         Washington        91-1005304
 001-11271   Washington Natural Gas Company    Washington        91-1005303


 Address of Principal Executive Offices                  Zip Code
 --------------------------------------                -----------
 815 Mercer Street, Seattle, Washington                   98109


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

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


                                                              Outstanding
           Registrant                   Title of Stock       April 30, 1996
 ------------------------------         --------------       --------------
 Washington Energy Company               $5 par value          24,174,141

 Washington Natural Gas Company          $5 par value          11,049,916

                                 INTRODUCTION

Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washington Natural") is engaged primarily in the retail distribution of natural gas. The Company holds an equity position in a publicly traded oil and gas exploration and production company, and is also engaged in the business of selling gas appliances, energy efficient and security products for the home. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to the acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.


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


                                     INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . .
                                                                            4

Item 1.  Consolidated Condensed Financial Statements  . . . . . . . . . . .
                                                                            4

           Consolidated Condensed Financial Statements of Washington Energy
            Company and Subsidiaries (All statements are unaudited except for the September 30, 1995 Balance Sheet, which has been audited.)

              Consolidated Statements of Income -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                            5

              Consolidated Condensed Balance Sheets -
               March 31, 1996, September 30, 1995 and
               March 31, 1995 . . . . . . . . . . . . . . . . . . . . . .
                                                                            6

              Consolidated Statements of Capitalization -
               March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .
                                                                            8

              Consolidated Condensed Statements of Cash Flows -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                           10

              Consolidated Statements of Shareholders'
               Earnings (Deficit) Reinvested in the Business
               and Premium on Common Stock -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                           12

                                     INDEX

                                  (Continued)

                                                                         Page

           Consolidated Condensed Financial Statements of Washington Natural Gas
            Company and Subsidiaries (All statements are unaudited except for the September 30, 1995 Balance Sheet, which has been audited.)

              Consolidated Statements of Income -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                           13

              Consolidated Condensed Balance Sheets -
               March 31, 1996, September 30, 1995 and
               March 31, 1995 . . . . . . . . . . . . . . . . . . . . . .
                                                                           14

              Consolidated Statements of Capitalization -
               March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .
                                                                           16

              Consolidated Condensed Statements of Cash Flows -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                           18

              Consolidated Statements of Shareholder's
               Earnings Reinvested in the Business
               and Premium on Common Stock -
               Three and Six Months Ended March 31, 1996 and 1995 . . . .
                                                                           20


           Notes to Consolidated Condensed Financial Statements
            (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           21


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)   . . . . . .
                                                                           29


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .
                                                                           33

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                           34

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

The consolidated condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                      Three Months Ended    Six Months Ended
                                          March 31,            March 31,
                                      -------------------  -------------------
                                        1996       1995      1996       1995
                                      --------   --------  --------   --------
                                      (in thousands except per share amounts)
 OPERATING REVENUES:
   Regulated utility sales            $148,673   $149,763  $269,198   $299,510
   Merchandise, conservation
    products and other                   6,616      7,756    13,586     14,254
                                      --------   --------  --------   --------
       Total operating revenues        155,289    157,519   282,784    313,764
                                      --------   --------  --------   --------
 OPERATING EXPENSES:
   Cost of gas sold                     69,465     81,878   125,242    163,702
   Operating and maintenance            23,267     24,205    46,634     46,043
   Depreciation, depletion and
    amortization                         9,064      8,170    18,114     17,119
   General taxes                        13,680     14,103    25,210     26,188
   Federal income taxes                 10,331      6,381    15,818     13,458
                                      --------   --------  --------   --------
       Total operating expenses        125,807    134,737   231,018    266,510
                                      --------   --------  --------   --------
 OPERATING INCOME                       29,482     22,782    51,766     47,254
                                      --------   --------  --------   --------
 OTHER INCOME (EXPENSE):
   Preferred dividend requirement -
    Washington Natural Gas Company      (1,755)    (1,755)   (3,510)    (3,616)
   Other, net                              512         21       753        199
                                      --------   --------  --------   --------
 GROSS INCOME                           28,239     21,048    49,009     43,837

 INTEREST CHARGES                       10,216      9,820    20,851     19,354
                                      --------   --------  --------   --------
 NET INCOME                           $ 18,023   $ 11,228  $ 28,158   $ 24,483
                                      ========   ========  ========   ========

 EARNINGS PER COMMON SHARE            $    .75   $    .47  $   1.17   $   1.03

 AVERAGE COMMON SHARES OUTSTANDING      24,139     23,859    24,109     23,797

 DIVIDENDS PAID PER COMMON SHARE
  OUTSTANDING                         $    .25   $    .25  $    .50   $    .50


The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1996 (Unaudited), SEPTEMBER 30, 1995
                         AND MARCH 31, 1995 (Unaudited)

                                    ASSETS


                                             March     September     March
                                            31, 1996    30, 1995    31, 1995
                                           ----------  ----------  ----------
                                                     (in thousands)
 PROPERTY, PLANT AND EQUIPMENT:
   Utility plant, at original cost        $1,092,224  $1,055,322  $1,010,310
   Coal and other                             15,661      15,621      55,428
   Accumulated depreciation and
    amortization                            (289,388)   (273,735)   (264,438)
                                          ----------  ----------  ----------
       Net property, plant and equipment     818,497     797,208     801,300
                                          ----------  ----------  ----------
 INVESTMENT IN UNCONSOLIDATED AFFILIATES      69,393      70,313      96,561
                                          ----------  ----------  ----------
 CURRENT ASSETS:
   Cash and cash equivalents                   8,277       9,315       6,864
   Receivables, net                           34,234      20,437      23,387
   Federal income taxes receivable             8,953      10,942       7,647
   Deferred income taxes                       2,210       3,707       4,754
   Materials and supplies, at average
    cost                                      17,965      31,968      18,070
                                          ----------  ----------  ----------
       Total current assets                   71,639      76,369      60,722
                                          ----------  ----------  ----------
 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental receivables                   8,130       8,116      37,624
   Regulatory tax asset                       17,605      17,605      18,810
   Deferred charges and other                 26,602      19,879      20,462
                                          ----------  ----------  ----------
       Total other assets and deferred
        charges                               52,337      45,600      76,896
                                          ----------  ----------  ----------
         Total assets                     $1,011,866  $  989,490  $1,035,479
                                          ==========  ==========  ==========


 The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1996 (Unaudited), SEPTEMBER 30, 1995
                         AND MARCH 31, 1995 (Unaudited)

                                  (Continued)

                        CAPITALIZATION AND LIABILITIES


                                              March     September     March
                                            31, 1996    30, 1995    31, 1995
                                           ----------  ----------  ----------
                                                     (in thousands)
 CAPITALIZATION (see Consolidated Statements of Capitalization):
   Common shareholders' interest           $  214,704  $  196,686  $  272,129
   Redeemable preferred stock of
    subsidiary                                 90,000      90,000      90,000
   Long-term debt                             344,920     310,060     290,060
                                           ----------  ----------  ----------
       Total capitalization                   649,624     596,746     652,189
                                           ----------  ----------  ----------
 CURRENT LIABILITIES:
   Notes payable and commercial paper         125,918     161,994      98,250
   Current sinking fund requirements
    and debt maturities                           140      30,140      40,140
   Accounts payable                            22,045      32,755      27,263
   Purchased gas liability                     44,241      15,554      24,173
   Accrued general taxes                       17,344      12,556      16,571
   Environmental remediation liabilities        4,326       4,578       5,671
   Other current liabilities                   30,481      28,939      25,552
                                           ----------  ----------  ----------
       Total current liabilities              244,495     286,516     237,620
                                           ----------  ----------  ----------
 DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                       71,655      59,450      91,795
   Regulatory tax liability                    11,017      11,017      12,560
   Unamortized investment tax credits           8,962       9,352       9,742
   Contributions in aid of construction        15,401      14,252      13,423
   Contingency reserves and other              10,712      12,157      18,150
                                           ----------  ----------  ----------
         Total deferred credits and
          other liabilities                   117,747     106,228     145,670
                                           ----------  ----------  ----------
           Total capitalization and
            liabilities                    $1,011,866  $  989,490  $1,035,479
                                           ==========  ==========  ==========


 The accompanying notes are an integral part of these consolidated balance sheets.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                      Shares Outstanding
                                          at March 31,          March 31,
                                      ------------------   ------------------
                                        1996       1995      1996      1995
                                      --------   --------  --------  --------
                                        (in thousands)       (in thousands)
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;
   authorized 50,000,000 shares         24,174     23,938  $120,871  $119,689
  Premium on common stock                                   204,002   201,185
  Shareholders' accumulated
   deficit                                                 (110,169)  (48,745)
                                                           --------  --------
      Total common shareholders'
       interest                                             214,704   272,129
                                                           --------  --------

REDEEMABLE PREFERRED STOCK:
  Washington Energy Company -
   cumulative; authorized
   200,000 shares of $100 par
   value and 800,000 shares
   of $25 par value                          -          -         -         -
  Washington Natural Gas Company -
   cumulative; authorized
   1,000,000 shares of $100 par
   value and 4,000,000 shares
   of $25 par value:
    7.45%, Series II, $25 par value      2,400      2,400    60,000    60,000
    8.50%, Series III, $25 par value     1,200      1,200    30,000    30,000
                                                           --------  --------
      Total preferred stock                                  90,000    90,000
                                                           --------  --------



                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      MARCH 31, 1996 AND 1995 (Unaudited)

                                  (Continued)


                                                                March 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                              (in thousands)
 LONG-TERM DEBT:
   First mortgage bonds
     9.96%   due 1995                                              -    40,000
     8.80%   due 1996                                              -    25,000
     8-1/8%  due 1997                                          3,060     3,200
     10-1/4% due 1997, called in 1995                              -    30,000
     9.60%   due 2000                                         25,000    25,000
     9.57%   due 2020                                         25,000    25,000
     Secured medium-term notes, series A
       8.25% due 1998                                         11,000    11,000
       7.08% due 1999                                         10,000    10,000
       8.51% through 8.55% due 2001                           19,000    19,000
       7.53% and 7.91% due 2002                               30,000    30,000
       8.25% through 8.40% due 2022                           35,000    35,000
     Secured medium-term notes, series B
       6.23% through 6.31% due 2003                           28,000    28,000
       6.07% and 6.10% due 2004                               18,500    18,500
       6.51% and 6.53% due 2008                                4,500     4,500
       6.83% and 6.90% due 2013                               13,000    13,000
       7.19% due 2023                                         13,000    13,000
     Secured medium-term notes, series C
       6.92% and 6.93% due 2005                               31,000         -
       7.02% and 7.04% due 2007                               25,000         -
       7.12% due 2010                                          7,000         -
       7.35% and 7.36% due 2015                               12,000         -
       6.58% due 2006                                         10,000         -
       6.61% and 6.62% due 2009                                8,000         -
       7.15% and 7.20% due 2025                               17,000         -
                                                            --------  --------
                                                             345,060   330,200
   Less sinking-fund requirements
    and debt maturities included
    in current liabilities                                      (140)  (40,140)
                                                            --------  --------
       Total long-term debt                                  344,920   290,060
                                                            --------  --------
 TOTAL CAPITALIZATION                                       $649,624  $652,189
                                                            ========  ========


 The accompanying notes are an integral part of these consolidated statements.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                              Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                             -------------------   ------------------
                                               1996       1995       1996      1995
                                             --------   --------   -------- --------
                                                (in thousands)       (in thousands)
 CASH FLOW PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
   Net income                                 $ 18,023  $ 11,228   $ 28,158 $ 24,483

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization               9,117     8,257     18,257   17,305
     Provision for uncollectible accounts
      receivable                                   378       192        627      361
     Equity in undistributed (income)
      losses of unconsolidated affiliate          (231)    1,172        920    1,578
     Deferred federal income taxes               8,643     6,105     13,312   13,108
     Changes in:
       Accounts receivable                       4,600    29,121    (14,424)  (7,254)
       Current federal income taxes
        receivable                               1,502      (300)     1,990    4,487
       Purchased gas receivable/liability       18,308    24,679     28,687   45,434
       Environmental recoveries
        (expenditures)                             420    (4,205)      (266)  (4,205)
       Accounts payable                         (4,034)   (7,415)    (6,132)    (864)
       Materials and supplies                    8,544     5,812     14,003    9,999
       Deferred charges                         (3,267)   (3,134)    (6,460)  (4,905)
       Other operating assets and
        liabilities                              1,033    (2,475)     1,455   (5,784)
     Other                                           -      (480)         -     (778)
                                              --------  --------   -------- --------
       Total adjustments                        45,013    57,329     51,969   68,482
                                              --------  --------   -------- --------
         Net cash provided by operating
          activities                            63,036    68,557     80,127   92,965
                                              --------  --------   -------- --------

 CASH FLOW PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
   Utility plant additions                     (21,391)  (18,818)   (39,495) (34,232)
   Other property expenditures                     (14)     (708)       (40)  (1,030)
   Proceeds from disposition of fixed
    assets                                          34         -        134        -
                                              --------  --------   -------- --------
         Net cash used in investing
          activities                           (21,371)  (19,526)   (39,401) (35,262)
                                              --------  --------   -------- --------

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)

                                  (Continued)


                                            Three Months Ended    Six Months Ended
                                                March 31,            March 31,
                                           -------------------  -------------------
                                             1996       1995      1996       1995
                                           --------   --------  --------   --------
                                              (in thousands)       (in thousands)
 CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Proceeds from issuance of:
     Common stock                               880      1,294     1,909      2,735
     First mortgage bonds                         -          -    34,592          -
   Reductions in notes payable and
    commercial paper, net                   (35,928)   (23,266)  (36,076)   (26,932)
   Redemptions of first mortgage bonds            -    (20,000)  (30,140)   (20,140)
   Common stock dividends                    (6,032)    (5,959)  (12,049)   (11,889)
                                           --------   --------  --------   --------
         Net cash used in financing
          activities                        (41,080)   (47,931)  (41,764)   (56,226)
                                           --------   --------  --------   --------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              585      1,100    (1,038)     1,477
   Beginning cash and cash equivalents        7,692      5,764     9,315      5,387
                                           --------   --------  --------   --------
   Ending cash and cash equivalents        $  8,277   $  6,864  $  8,277   $  6,864
                                           ========   ========  ========   ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION Cash paid during the period for:
     Interest (net of amount capitalized)  $  9,440   $ 12,373  $ 17,882   $ 18,804
     Income taxes                                 -        350         -        350


 The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                 EARNINGS (DEFICIT) REINVESTED IN THE BUSINESS
                       FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                          Three Months Ended    Six Months Ended
                                               March 31,             March 31,
                                        ---------------------  -------------------
                                           1996        1995       1996       1995
                                        ---------    --------  ---------  --------
                                             (in thousands)        (in thousands)

 Balance at beginning of period         $(128,192)   $(59,973) $(126,278) $(61,339)
   Net income                              18,023      11,228     28,158    24,483
   Common stock dividends declared              -           -    (12,049)  (11,889)
                                        ---------    --------  ---------  --------
 Balance at end of period               $(110,169)   $(48,745) $(110,169) $(48,745)
                                        =========    ========  =========  ========


                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
                         FOR THE THREE AND SIX MONTHS ENDED
                         MARCH 31, 1996 AND 1995 (Unaudited)


                                          Three Months Ended    Six Months Ended
                                               March 31,             March 31,
                                        ---------------------  -------------------
                                           1996        1995       1996       1995
                                        ---------    --------  ---------  --------
                                             (in thousands)        (in thousands)

 Balance at beginning of period         $ 203,354    $200,380  $ 202,616  $199,571
   Excess of purchase price over par
    value of shares of common stock
    issued under the Employee Stock
    Purchase and Ownership Plans                -           -        116       114
   Excess of purchase price over par
    value of shares of common stock
    issued under the Dividend Rein-
    vestment and Stock Purchase Plan          662         846      1,276     1,670
   Excess of purchase price over par
    value of shares of common stock
    issued under the Incentive Stock
    Option Plan                                25           -         35
   Common and preferred stock expense         (39)        (41)       (41)     (170)
                                         --------    --------   --------  --------
 Balance at end of period                $204,002    $201,185   $204,002  $201,185
                                         ========    ========   ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                               Three Months Ended   Six Months Ended
                                                   March 31,           March 31,
                                                 1996     1995      1996      1995
                                               --------  -------- --------  --------
                                                 (in thousands)      (in thousands)
 OPERATING REVENUES:
   Regulated utility sales                     $148,673  $149,763 $269,198  $299,510
                                               --------  -------- --------  --------
 OPERATING EXPENSES:
   Cost of gas sold                              69,465    81,878  125,242   163,702
   Utility operations and maintenance            16,701    15,294   33,201    30,308
   Depreciation                                   8,958     8,077   17,912    16,958
   General taxes                                 13,615    14,048   25,075    26,057
   Federal income taxes                          11,068     7,417   17,510    15,342
                                               --------  -------- --------  --------
       Total operating expenses                 119,807   126,714  218,940   252,367
                                               --------  -------- --------  --------
 OPERATING INCOME                                28,866    23,049   50,258    47,143

 OTHER INCOME (EXPENSE), NET                       (128)     (609)     155      (707)
                                               --------  -------- --------  --------
 GROSS INCOME                                    28,738    22,440   50,413    46,436

 INTEREST CHARGES                                 7,774     8,078   15,576    15,932
                                               --------  -------- --------  --------
 NET INCOME                                      20,964    14,362   34,837    30,504
 DIVIDENDS ON PREFERRED STOCK                         -     1,755    3,510     3,616
                                               --------  -------- --------  --------
 EARNINGS ON COMMON STOCK                      $ 20,964  $ 12,607 $ 31,327  $ 26,888
                                               ========  ======== ========  ========


 The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1996 (Unaudited), SEPTEMBER 30, 1995
                         AND MARCH 31, 1995 (Unaudited)

                                     ASSETS


                                              March    September      March
                                            31, 1996    30, 1995    31, 1995
                                           ----------  ----------  ----------
                                                      (in thousands)

 UTILITY PLANT, at original cost           $1,092,224  $1,055,322  $1,010,310
   Accumulated depreciation                  (279,117)   (263,664)   (254,559)
                                           ----------  ----------  ----------
       Net utility plant                      813,107     791,658     755,751
                                           ----------  ----------  ----------
 RECEIVABLES FROM AFFILIATED COMPANIES         31,520         102      16,265
                                           ----------  ----------  ----------
 CURRENT ASSETS:
   Cash and cash equivalents                    1,524       3,571       2,813
   Accounts receivable, net                    30,069      16,644      19,727
   Federal income taxes receivable                  -       1,416       1,416
   Deferred income taxes                        2,210       3,707       4,746
   Materials and supplies,
    at average cost                            15,755      29,706      15,692
                                           ----------  ----------  ----------
       Total current assets                    49,558      55,044      44,394
                                           ----------  ----------  ----------
 OTHER ASSETS AND DEFERRED CHARGES:
   Environmental receivables                    8,130       8,116      37,624
   Regulatory tax asset                        17,605      17,605      18,810
   Deferred charges and other                  23,494      18,073      16,125
                                           ----------  ----------  ----------
       Total other assets and deferred
        charges                                49,229      43,794      72,559
                                           ----------  ----------  ----------
         Total assets                      $  943,414  $  890,598  $  888,969
                                           ==========  ==========  ==========


 The accompanying notes are an integral part of these consolidated balance sheets.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 MARCH 31, 1996 (Unaudited), SEPTEMBER 30, 1995
                         AND MARCH 31, 1995 (Unaudited)

                                  (Continued)

                         CAPITALIZATION AND LIABILITIES


                                                  March    September   March
                                                31, 1996   30, 1995  31, 1995
                                                ---------  --------- ---------
                                                        (in thousands)
 CAPITALIZATION (see Consolidated Statements of Capitalization):
   Common shareholder's interest                $ 279,204  $ 251,528 $ 265,610
   Redeemable preferred stock                      90,000     90,000    90,000
   Long-term debt                                 344,920    310,060   290,060
                                                ---------  --------- ---------
       Total capitalization                       714,124    651,588   645,670
                                                ---------  --------- ---------
 CURRENT LIABILITIES:
   Current sinking fund requirements
    and debt maturities                               140     30,140    40,140
   Accounts payable                                20,523     31,253    26,363
   Purchased gas liability                         44,241     15,554    24,173
   Accrued general taxes                           17,092     12,381    16,377
   Federal income taxes payable                     1,941          -         -
   Environmental remediation liabilities            4,326      4,578     5,671
   Other current liabilities                       22,737     23,958    17,731
                                                ---------  --------- ---------
       Total current liabilities                  111,000    117,864   130,455
                                                ---------  --------- ---------
 PAYABLES TO AFFILIATED COMPANIES                       -     16,699         2
                                                ---------  --------- ---------
 DEFERRED CREDITS AND OTHER LIABILITIES:
   Deferred income taxes                           82,910     69,826    77,117
   Regulatory tax liability                        11,017     11,017    12,560
   Unamortized investment tax credits               8,962      9,352     9,742
   Contributions in aid of construction            15,401     14,252    13,423
                                                ---------  --------- ---------
       Total deferred credits and
        other liabilities                         118,290    104,447   112,842
                                                ---------  --------- ---------
         Total capitalization and
          liabilities                           $ 943,414  $ 890,598 $ 888,969
                                                =========  ========= =========


 The accompanying notes are an integral part of these consolidated balance sheets.

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                         Shares Outstanding
                                           at March 31,            March 31,
                                         ------------------   -------------------
                                           1996       1995      1996        1995
                                         --------   --------  --------    --------
                                           (in thousands)        (in thousands)
 COMMON SHAREHOLDER'S INTEREST:
   Common stock, $5 par value;
    authorized 25,000,000 shares           11,050     10,896  $ 55,250    $ 54,481
   Premium on common stock                                     169,274     166,104
   Shareholder's earnings
    reinvested in the business                                  54,680      45,025
                                                              --------    --------
       Total common shareholder's
        interest                                               279,204     265,610
                                                              --------    --------

 REDEEMABLE PREFERRED STOCK,
  cumulative; authorized 1,000,000
  shares of $100 par value and
  4,000,000 shares of $25 par value:
   7.45%, Series II, $25 par value          2,400      2,400    60,000      60,000
   8.50%, Series III, $25 par value         1,200      1,200    30,000      30,000
                                                              --------    --------
       Total preferred stock                                    90,000      90,000
                                                              --------    --------

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      MARCH 31, 1996 AND 1995 (Unaudited)

                                  (Continued)

                                                                   March 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
                                                                 (in thousands)
 LONG-TERM DEBT:
   First mortgage bonds
     9.96%   due 1995                                                -      40,000
     8.80%   due 1996                                                -      25,000
     8-1/8%  due 1997                                            3,060       3,200
     10-1/4% due 1997, called in 1995                                -      30,000
     9.60%   due 2000                                           25,000      25,000
     9.57%   due 2020                                           25,000      25,000
     Secured medium-term notes, series A
       8.25% due 1998                                           11,000      11,000
       7.08% due 1999                                           10,000      10,000
       8.51% to 8.55% due 2001                                  19,000      19,000
       7.53% and 7.91% due 2002                                 30,000      30,000
       8.25% to 8.40% due 2022                                  35,000      35,000
     Secured medium-term notes, series B
       6.23% through 6.31% due 2003                             28,000      28,000
       6.07% and 6.10% due 2004                                 18,500      18,500
       6.51% and 6.53% due 2008                                  4,500       4,500
       6.83% and 6.90% due 2013                                 13,000      13,000
       7.19% due 2023                                           13,000      13,000
     Secured medium-term notes, series C
       6.92% and 6.93% due 2005                                 31,000           -
       7.02% and 7.04% due 2007                                 25,000           -
       7.12% due 2010                                            7,000           -
       7.35% and 7.36% due 2015                                 12,000           -
       6.58% due 2006                                           10,000           -
       6.61% and 6.62% due 2009                                  8,000           -
       7.15% and 7.20% due 2025                                 17,000           -
                                                              --------    --------
                                                               345,060     330,200
   Less sinking-fund requirements
    and maturities included in
    current liabilities                                           (140)    (40,140)
                                                              --------    --------
       Total long-term debt                                    344,920     290,060
                                                              --------    --------
 TOTAL CAPITALIZATION                                         $714,124    $645,670
                                                              ========    ========

 The accompanying notes are an integral part of these consolidated statements.

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                             Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                               1996      1995       1996      1995
                                             --------  --------   --------  --------
                                               (in thousands)       (in thousands)
 CASH FLOW PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
   Net income                                $ 20,964  $ 14,362   $ 34,837  $ 30,504
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization              9,013     8,164     18,057    17,145
     Provision for uncollectible
      accounts receivable                         361       352        595       667
     Deferred federal income taxes              7,646     7,245     14,191    15,175
     Changes in:
       Accounts receivable                      1,966    28,331    (14,020)   (7,586)
       Current federal income taxes
        receivable/payable                      3,324         -      3,357         -
       Purchased gas receivable/liability      18,308    24,679     28,687    45,434
       Environmental recoveries
        (expenditures)                            420    (4,205)      (266)   (4,205)
       Accounts payable                        (4,450)   (5,660)    (6,152)    1,649
       Materials and supplies                   8,449     5,397     13,951     9,668
       Deferred charges                        (3,354)      361     (5,158)   (1,920)
       Other assets and liabilities             2,274    (2,353)    (1,694)   (3,134)
     Other                                          -      (480)         -      (778)
                                             --------  --------   --------  --------
       Total adjustments                       43,957    61,831     51,548    72,115
                                             --------  --------   --------  --------
         Net cash provided by operating
          activities                           64,921    76,193     86,385   102,619
                                             --------  --------   --------  --------

 CASH FLOW PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
   Utility plant additions                    (21,391)  (18,818)   (39,495)  (34,232)
   Proceeds from disposition of fixed
    assets                                         34         -        134         -
                                             --------  --------   --------  --------
         Net cash used in investing
          activities                          (21,357)  (18,818)   (39,361)  (34,232)
                                             --------  --------   --------  --------

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)

                                  (Continued)


                                             Three Months Ended    Six Months Ended
                                                  March 31,            March 31,
                                               1996       1995      1996      1995
                                             --------   --------  --------  --------
                                               (in thousands)       (in thousands)
 CASH FLOW PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
   Proceeds from issuance of:
     Common stock                                 846      1,294     1,860     2,734
     First mortgage bonds                           -          -    34,592         -
   Receivables and payables with
    affiliated companies, net                 (38,209)   (32,509)  (48,116)  (43,860)
   Redemptions of first mortgage bonds              -    (20,000)  (30,140)  (20,140)
   Cash dividend payments:
     Common                                    (5,511)         -    (5,511)        -
     Preferred                                 (1,755)    (3,616)   (1,756)   (4,735)
                                             --------   --------  --------  --------
       Net cash used in financing
        activities                            (44,629)   (54,831)  (49,071)  (66,001)
                                             --------   --------  --------  --------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             (1,065)     2,544    (2,047)    2,386
   Beginning cash and cash equivalents          2,589        269     3,571       427
                                             --------   --------  --------  --------
   Ending cash and cash equivalents          $  1,524   $  2,813  $  1,524  $  2,813
                                             ========   ========  ========  ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION Cash paid during the period for:
     Interest (net of amount capitalized)    $  7,308   $ 10,874  $ 13,301  $ 15,423
     Income taxes                                   -        350         -       350


 The accompanying notes are an integral part of these consolidated statements.

                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDER'S
                      EARNINGS REINVESTED IN THE BUSINESS
                      FOR THE THREE AND SIX MONTHS ENDED
                      MARCH 31, 1996 AND 1995 (Unaudited)


                                         Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1996       1995      1996       1995
                                         --------   --------  --------   --------
                                           (in thousands)       (in thousands)

 Balance at beginning of period          $ 39,227   $ 32,417  $ 28,865   $ 18,137
   Net income                              20,964     14,362    34,837     30,504
   Dividends declared:
     Common stock                          (5,511)         -    (5,511)         -
     Cumulative preferred stock:
       7.45%, Series II                         -     (1,118)   (2,236)    (2,236)
       8.50%, Series III                        -       (636)   (1,275)    (1,380)
                                         --------   --------  --------   --------
 Balance at end of period                $ 54,680   $ 45,025  $ 54,680   $ 45,025
                                         ========   ========  ========   ========


                  WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
                        FOR THE THREE AND SIX MONTHS ENDED
                        MARCH 31, 1996 AND 1995 (Unaudited)


                                         Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1996       1995      1996       1995
                                         --------   --------  --------   --------
                                           (in thousands)       (in thousands)

 Balance at beginning of period          $168,576   $165,080  $167,752   $163,978
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Employee Stock Purchase Plan                -          -       135        137
   Excess of purchase price over par
    value of shares of common stock
    issued under the parent company's
    Dividend Reinvestment and Stock
    Purchase Plan                             737      1,065     1,428      2,159
   Common and preferred stock expense         (39)       (41)      (41)      (170)
                                         --------   --------  --------   --------
 Balance at end of period                $169,274   $166,104  $169,274   $166,104
                                         ========   ========  ========   ========


 The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 1996


(1)  SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Washington Energy Company ("Washington Energy" or "the Company") and its wholly-owned subsidiar-ies, after elimination of intercompany items and transactions. The Company's subsidiaries are:

      1. Washington Natural Gas Company ("Washington Natural") and its wholly-owned subsidiaries;
      2.   Washington Energy Services Company;
      3.   Washington Energy Gas Marketing Company;
      4.   WECO Finance Company and its wholly-owned subsidiary;
      5.   Thermal Energy, Inc., and its wholly-owned subsidiary; and
      6.   ThermRail, Inc.


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

(3)  DIVIDENDS

(a)  Restriction

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indentures of Washington Natural. Washington Natural did not pay dividends to Washington Energy during the period April 1994 to February 1996 due to these restrictions. Washington Natural paid common dividends totaling $5,511,000 to Washington Energy in February 1996. At March 31, 1996, Washington Natural was not restricted from paying dividends to Washington Energy, since Washington Natural's retained earnings exceeded $41,368,000, the most restrictive indenture covenant.

(b)  Expense for Preferred Dividends of Subsidiary

Washington Energy's accounting method is to expense the preferred dividend requirement of Washington Natural ratably during the fiscal year. During the quarter ended December 31, 1995, Washington Natural's Board of Directors declared dividends payable on January 1, 1996 and April 1, 1996. The dividend payable on January 1, 1996 was expensed in the consolidated financial statements of Washington Energy in the first fiscal quarter. The dividend payable on April 1, 1996 was expensed in the second fiscal quarter. Washington Natural recorded both dividend declarations as a reduction to retained earnings in the first fiscal quarter.



(4)  LIABILITY FOR ENVIRONMENTAL MATTERS

(a)  General

The distribution of natural gas by Washington Natural involves certain controllable environmental risks. Washington Natural conducts its natural gas distribution business using accepted industry practices and procedures. Washington Natural is not aware of any material environmental exposures related to its current natural gas distribution activities. However, Washington Natural, as the former operator of, or the successor to a former operator of, several manufactured gas plants in western Washington prior to 1957, has several existing environmental exposures and one recently resolved environmental insurance action.

Former manufactured gas plant sites in the following areas are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) the Tideflats area of Tacoma, Washington; 2) Everett, Washington; 3) Chehalis, Washington, 4) "Gas Works Park" in Seattle and 5) "Upland Source Control site in Tacoma, Washington.

The financial statements reflect actual costs to date and management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup or containment believed to be feasible at each site. Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect receivables for the expected recovery from insurance carriers and other third parties of substantially all of the cleanup costs as discussed in greater detail below.

The following table summarizes total expected costs, costs incurred and recorded through March 31, 1996, expected recoveries from insurance companies and other parties and actual recoveries through March 31, 1996, for each of Washington Natural's four significant sites (in thousands):

                                                                    Gas Works
                                    Tideflats    Everett  Chehalis    Park
                                    ---------    -------  --------  ---------
 Estimated total investigation,
  legal, remediation, and
  financing costs                     $43,481    $ 3,250   $ 2,000    $ 1,000
 Actual costs to March 31, 1996        43,481        441     1,709         44
                                      -------    -------   -------    -------
 Balance expected to be incurred      $     -    $ 2,809   $   291    $   956
                                      =======    =======   =======    =======
 Expected recoveries from insurance
  companies and other parties         $41,980    $ 3,250   $ 2,000    $ 1,000
 Actual recoveries to March 31, 1996   40,683         --        --         --
                                      -------    -------   -------    -------
 Balance expected to be recovered     $ 1,297    $ 3,250   $ 2,000    $ 1,000
                                      =======    =======   =======    =======


(b)  Tideflats

The remediation activities at the Tideflats site were completed as of July 1995, and confirmed by the U.S. Environmental Protection Agency ("EPA") in a letter dated September 28, 1995. The complete remediation activities consisted of a site excavation pursuant to the Comprehensive Environmental Response, Compensation and Liability Act under EPA management and oversight whereby contaminated soils were removed, treated and stockpiled on the site. Monitoring equipment has been installed at the site. In the future, ongoing monitoring and maintenance costs will be expensed as incurred and are not estimated to be material.

Washington Natural as of March 31, 1996, expects to receive approximately $1,297,000 from the sale of equipment and reimbursement from another responsible party at the site. After applying this sum, together with all other recoveries attributable to the Tideflats site to the costs incurred to remediate the site, Washington Natural will have recovered all but $1,501,000 of the costs it has deferred with respect to the site. Washington Natural has also instituted suit against other third parties historically associated with the site which are potentially responsible for reimbursing Washington Natural's as yet unreimbursed costs. Washington Natural, under an agreement with the WUTC, will seek recovery in future customer rates of the remediation costs which are not reimbursed by third parties.

(c)  Everett

A remedial investigation study of the Everett site was completed in August 1995. A feasibility study to determine the appropriate method of remediation or containment is in progress for completion in 1996. However, Washington Natural cannot estimate the full extent of future costs at the Everett site until more information is available from the feasibility study. However, a reserve for investigation and remediation costs of $3,250,000 has been established based on the preliminary information obtained during the remedial investigation.

The Everett site was previously owned and operated by other companies who are potentially liable parties ("PLPs") for the remediation of the site. The cost estimate reflects the total cost expected to remediate the site before contributions by other PLPs.

(d)  Chehalis

The Chehalis site has been undergoing investigation and remediation activities since September 1992. As of the fall of 1995, Washington Natural has completed source control and installed groundwater monitoring wells. Washington Natural is currently compiling seasonal groundwater data to determine if further remedial measures are required. Data compiled during the winter indicates that the contamination levels remain low. Washington Natural will continue to monitor groundwater at the site during the spring and summer of 1996 to determine what, if any, additional measures are required.

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

To date, the City of Seattle has not formally initiated any legal proceedings and the course of events at this site cannot be predicted. However, Washington Natural has met with and has exchanged correspondence with the City of Seattle seeking a solution to the request for Washington Natural's participation in the cleanup at the Gas Works Park site. Washington Natural's most recent meetings with the City of Seattle and the City's consultants have included discussions of possible containment measures which could be employed at the site. During the fourth quarter of fiscal 1995, a reserve for $1,000,000 for the potential resolution of this matter with the City of Seattle was established. A receivable of $1,000,000 was also established to reflect the probable recovery of the estimated costs from Washington Natural's insurance carriers.

(f)  Upland Source Control and Thea Foss Waterway

Washington Natural was the former owner of land, located upland from the Thea Foss Waterway in Tacoma, Washington where a manufactured gas plant was operated by several other companies. Washington Natural acquired this site ("Upland Source Control Site") after the manufactured gas plant was closed. The site was later sold in parcels to several buyers. The City of Tacoma, the Washington State Department of Transportation and three former operators of the plant and Washington Natural as a former owner have been designated as potentially liable parties at this site. In May 1996 a consultant to the PLPs estimated the cost of remediating the Upland Source Control site to be approximately $4,000,000, exclusive of any remediation costs which may arise in connection with the adjacent Thea Foss Waterway. Because there are multiple PLPs, Washington Natural believes, based on currently available information, that its maximum exposure is approximately $700,000. Washington Natural believes that it is probable that it has insurance coverage sufficient to recover the maximum potential costs at the Upland Source Control site. The estimated liability for $700,000 and the expected insurance recovery of $700,000 will be recorded in the third quarter of fiscal 1996.

The City of Tacoma has undertaken an investigation study of potential contamination in the Thea Foss Waterway. The extent of the contamination in the waterway is not currently known and the impact on the Company and Washington Natural cannot be currently determined.

(g)  Expected Recoveries

Washington Natural's financial statements as of March 31, 1996, include environmental receivables totaling $8,130,000 primarily for expected recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs.

Based on all known facts and analyses, the Company and Washington Natural believe it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's or Washington Natural's financial position, operating results or cash flow trends.

(5)  LITIGATION

(a)  Washington State Department of Transportation Lawsuits

On August 8, 1989, the Washington State Department of Transportation (the "WDOT") commenced a lawsuit ("Federal Action") in the U.S. District Court, Western District of Washington ("District Court"), against Washington Natural and other defendants. The suit sought from Washington Natural and the other defendants, the recovery of approximately $7 million in costs incurred by the WDOT in cleaning up contamination at the site of a former manufactured gas plant which discontinued operations in the early 1900s. The trial court ruled that WDOT's claim was barred due to its failure to comply with the National Contingency Plan ("NCP") governing the cleanup of hazardous waste sites, and ordered that judgment be entered in favor of Washington Natural and the other defendants. The trial court's decision was affirmed by the United States Court of Appeals for the Ninth Circuit ("Court of Appeals") on July 13, 1995. The WDOT did not initiate an appeal of the Federal Action to the United States Supreme Court within the prescribed time for appeal of the Court of Appeals decision thereby finalizing the District Court's decision in favor of Washington Natural.

On May 10, 1994, the WDOT filed an action in the state Superior Court for Pierce County, Washington ("State Action") against Washington Natural and other defendants arising out of the same occurrence and seeking the same damages as sought in the Federal Action described above. The State Action alleges a claim under Washington's Model Toxics Control Act, which was recently amended to allow a private right of action for cost recovery. The State Action was stayed by Stipulation and Order dated June 10, 1994 pending the outcome of the Federal Action. In March 1996 Washington Natural filed a motion to lift the stay of the State Action proceedings and for summary judgement. The motion asserts that the WDOT did not meet the standard required for recovery under state law by its failure to comply with the NCP. This motion was granted on May 3, 1996 and the case was dismissed.

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

(c)  Alleged Anti-Trust Violations

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in District Court. Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit which was granted on May 5, 1995. In dismissing Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims which were dismissed without prejudice. Cost Management has filed an appeal in the Court of Appeals and it has filed a new lawsuit in Superior Court in King
County, which was stayed pending the District Court appeal. The parties, on November 22, 1995, filed briefs with the Court of Appeals on the issue of the District Court's judgment dismissing the federal antitrust claims. A hearing date for oral arguments has not been set. In management's opinion, the District Court decision should be upheld on appeal and the suit in the Superior Court is unlikely to succeed.

(6)  RESTRUCTURING AND SEVERANCE CHARGES

In the fiscal years ended September 30, 1994 and 1995 Washington Natural established reserves for restructuring charges and employee severance of $3,500,000 and $3,150,000, respectively. During the quarter ended March 31, 1996, payments of $578,000 were paid to former employees. The remaining reserve of $1,926,000 at March 31, 1996 will be fully utilized to fund the future payment of severance benefits which are being paid over time based on the terms of individual severance agreements.

(7)  PROPOSED MERGER

On March 20, 1996, shareholders of Washington Energy, Washington Natural, and Puget Sound Power and Light Company ("Puget") approved the merger of the companies and announced the new name of the merged company; Puget Sound Energy ("PSE"). The merger is designed to qualify as a pooling-of-interests for accounting and financial reporting purposes. As of March 31, 1996, Washington Energy and Washington Natural have incurred $2.5 million of costs, primarily professional and legal fees directly attributable to the merger. Washington Natural has requested, as part of the merger application with the WUTC, that these costs be recovered in rates over a five-year period. These costs have been deferred and are included in deferred charges and other.

Included as exhibits are pro forma condensed financial statements which combine the historical consolidated balance sheets and statements of income of Washington Energy and subsidiaries and Puget after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet at December 31, 1995 gives effect to the merger as if it had occurred at December 31, 1995. The unaudited pro forma condensed consolidated statements of income for each of the three years in the periods ended December 31, 1995 and the 3 month period ended March 31, 1996 give effect to the merger as if it had occurred at January 1, 1993. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with Washington Energy's historical consolidated audited financial statements and related notes and Puget's historical audited financial statements and related notes, which are incorporated herein by reference. The information contained herein with respect to Puget and its subsidiaries has been supplied by Puget. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for the which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

The merger is estimated to result in cost savings of approximately $370 million, net of merger transaction and transition costs, over a 10 year period following the consummation of the merger. The cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements because the terms and conditions under which the WUTC may approve the merger are unknown. Pro forma per share data and common shares outstanding for PSE give effect to the conversion of each share of Washington Energy common stock into .860 shares of PSE common stock and each share of Washington Natural preferred stock to be converted into one share of preferred stock of PSE with like rights and preferences.

The merger is subject to approval by the WUTC. Washington Natural anticipates that the WUTC's review of the merger application will occur during the remainder of 1996 with an order to be issued in early 1997. The merger is also subject to required filings with the United States Department of Justice and the Federal Trade Commission under the Hart, Scott, Rodino Antitrust Improvements Act, and the expiration of the applicable waiting periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company's ("the Company") net income for the quarter ended March 31, 1996 of $18.0 million increased $6.8 million or 61 percent from the same quarter a year ago. Earnings per share of $.75 for the second quarter of 1996 were up from $.47 a year ago. Net income of the principal subsidiary, Washington Natural Gas Company ("Washington Natural"), was $21.0 million for the quarter, an increase of $6.6 million from the same period last year.

The increase in net income resulted primarily from the May 1995 general rate increase of $17.7 million (on an annual basis), more normal weather conditions and continuing customer growth. During the current quarter temperatures were 1 percent colder than normal compared to 17 percent warmer than normal in the prior year. The number of utility customers served continues to grow, increasing approximately 4 percent compared to the same period last year.

The Company's net income of $28.2 million for the six months ended March 31, 1996, increased $3.7 million from the same period one year ago, and earnings per share of $1.17 increased from $1.03. The Company's results for the six months ended March 31, 1996 are not as improved as the results during the second quarter due to the unseasonably warm weather in the first quarter ended December 31, 1995. Washington Natural's net income for the six months of $34.8 million increased $4.3 million over the same period in the previous year.

Operating Revenues

The Company's operating revenues of $155.3 million for the quarter ended March 31, 1996 were essentially unchanged from the prior year quarter although total gas volumes were up approximately 11 percent. Total gas volumes increased from
318.4 million therms to 352.6 million therms. However, gas sales volumes (total gas volumes less transportation volumes) were up only 3 percent. During the quarter, Washington Natural experienced significant shifting of customers from interruptible sales to transportation service. This resulted in a decrease in interruptible gas sales revenue from $14.8 to $8.2 million. Due to the new rate design, Washington Natural earns the same margin on transportation service as it does on large volume gas sales. The increased gas sales volumes related to firm gas sales did not result in increased revenues due to the impact of a purchased gas adjustment ("PGA") which was implemented at the same time as the general rate increase in May 1995. The PGA passes on to customers over a two year period, in the form of lower rates, the actual and expected future cost savings from a decline in natural gas prices. Although the PGA reduces revenues it does not impact utility gross margin or net income.

Utility margin (regulated utility sales less the cost of gas sold) of $79.2 million increased $11.3 million compared to the same quarter last year. The 17 percent increase in utility margin resulted from an 11 percent increase in total gas volumes due to more normal weather conditions, the general rate increase and continued customer growth.

For the six months ended March 31, 1996 revenues of $282.8 million decreased $31.0 million or approximately 10 percent even though total gas volumes were down only 2 percent from the prior year. As discussed above, the shifting from interruptible sales to transportation service and the PGA resulted in a larger percentage decrease in revenue than the percentage decline in gas volumes. Utility margin for the six months increased by $8.1 million or 6 percent due primarily to the general rate increase and 4 percent increase in average customers.

Operating Expenses

The Company's operating expenses of $125.8 million, including federal income taxes, decreased $8.9 million from the three months ended March 31, 1995. The decrease in operating expenses was due primarily to a $12.4 million decrease in the cost of gas sold, reflecting the shift of interruptible sales customers to transportation service, which was partially offset by a $4.0 million increase in federal income tax expense due to higher pre-tax income. For the six months ended March 31, 1996 operating expenses of $231.0 million were down $35.5 million due to a $38.5 million decrease in the cost of gas sold.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures typically represent the largest cash flow statement item for the Company due to the capital-intensive nature and growth rate of the utility. The bulk of the Company's gross capital expenditures of $39.5 million for the six months ended March 31, 1996 was for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to replace and enhance components of the system to insure its reliability and safety. Washington Natural's financing strategy is to fund capital expenditures with a combination of cash flow from operations, after dividend payments, and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors. During the six-month period, 100% of the capital expenditures were funded by cash flow from operations after dividends.

The Company has several short-term financing arrangements available currently: an aggregate of $250 million of commercial paper and similar programs backed by a committed revolving credit agreement, of which $124 million was unused at March 31, 1996; an uncommitted bank credit arrangement of $25 million, all of which was available at March 31, 1996; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $43 million was unused at March 31, 1996. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. At March 31, 1996, Washington Natural had $18 million of eligible receivables which had not been sold under the arrangement.

ENVIRONMENTAL MATTERS

In management's opinion, based on all known facts and analyses, it is not likely that environmental liabilities identified to date will result in a material adverse impact on the Company's or Washington Natural's financial position or operating results and cash flow trends. (See Note 4 of the Notes to Consolidated Condensed Financial Statements.)

SIGNIFICANT BALANCE SHEET CHANGES

The March 31, 1996 accounts receivable balance of $34.2 million reflects an increase of $13.8 million caused by the normal seasonal increase in gas sales over a seasonal low point in Washington Natural's operating cycle at September 30, 1995. Additionally, this balance is $10.8 million higher than the prior year because fewer receivables were sold during the current quarter.

The purchased gas liability (a liability to customers related to the purchased gas adjustment mechanism) of $44.2 million at March 31, 1996 has increased from $15.6 million at September 30, 1995. This is due to the actual purchase of gas during the six months at a cost lower than the cost of gas authorized in Washington Natural's rates.

Materials and supplies at March 31, 1996 were $18.0 million compared to $32.0 million as of September 30, 1996 due to the seasonal reduction in natural gas stored underground.

FUTURE OUTLOOK

(a) Proposed Merger

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's Boards of Directors to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company, ("Puget") as the surviving corporation. On March 20, 1996 the shareholders of the three companies voted to approve the merger. The merged company will be named Puget Sound Energy ("PSE") and would create a combination utility serving more than 840,000 electric customers and more than 485,000 gas customers in the state of Washington. See Exhibit 99 for pro forma financial information of the merged company.

The WUTC, which regulates both utilities, must approve the merger, and certain other conditions in the merger agreement must be satisfied or waived. The WUTC decided to hold public hearings on the merger which will begin in June 1996 and continue through February 1997. Washington Natural anticipates that the WUTC's review of the merger application will occur during the remainder of 1996 with an order to be issued in early 1997.

The synergies from the merger are expected to generate substantial cost savings that would not be available absent the merger. The preliminary estimate of such potential savings, by the management of Washington Energy and Puget with the assistance of Deloitte & Touche LLP, (after taking into account the costs incurred to achieve such savings), is approximately $370 million over the ten-year period following the merger.

(b)  Factors Affecting Earnings

The expected timing for completion of the merger precludes realizing significant benefits from the synergies of the proposed merger with Puget in 1996. Other decisions and actions taken in recent fiscal years have had a favorable impact on the Company's earnings through March 1996. Operating earnings have benefited from the $17.7 million general rate increase approved in May 1995. Except for the current quarter ended March 31, 1996, the weather patterns in Washington Natural's service territory have been significantly warmer than normal. As a result, Washington Natural's earnings should be positively impacted if weather patterns return to normal and the current cost structure remains stable. Also, the Company expects utility customer growth of about 4%, or 16,000 to 19,000 new customers for fiscal 1996.

COMMON DIVIDEND

The Company paid a dividend of 25 cents in each of the quarters ended March 31, 1996 and 1995. The Company expects that the quarterly dividend of 25 cents per share will be maintained through the effective date of the merger.

The amount, declaration and timing of dividends of the merged company (PSE), will be a business decision to be made by PSE's Board of Directors ("PSE Board") from time to time based on the combined company's results of operations and financial condition, regulatory factors and such other business considerations as PSE's Board considers relevant. Subject to the foregoing, it is anticipated that PSE's Board initially will adopt the dividend policy followed by Puget, which currently provides for annual dividends of $1.84 per share.

PART II - OTHER INFORMATION

Item 5.   Other Information -

The ratios of earnings to fixed charges for the twelve months ended March 31, 1996 and March 31, 1995 were 1.93 and 1.13, respectively.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     12.  Computation of ratio of earnings to fixed charges.

     27.1 Washington Energy Financial Data Schedule

     27.2 Washington Natural Financial Data Schedule

     99. Pro Forma Condensed Financial Statements of Puget Sound Energy After the Merger of Washington Energy and Puget.

(b)  Reports on Form 8-K.

(1) A report on Form 8-K was filed by Washington Energy and Washington Natural on January 29, 1996, regarding the Company's operating results for the quarter ended December 31, 1995.

(2) A report on Form 8-K was filed by Washington Energy and Washington Natural on February 21, 1996, regarding the merger proposal of Washington Energy and Washington Natural with Puget and the application for approval of the merger filed with the WUTC.

(3) A report on Form 8-K was filed by Washington Energy and Washington Natural on March 21, 1996, regarding the approval of the merger proposal by the shareholders of Washington Energy, Washington Natural, and Puget, and the announcement of the new name chosen for the merged company.

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







May 15, 1996