Form 10-Q
period 1996-06-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1996-08-14
CIK 225998, 104880

- ------------------------------------------------------------------------------





                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the three and nine month periods ended June 30, 1996, or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________.



Commission                                                      I.R.S. Employer
   File     Exact Name of Registrant as          State of        Identification
  Number    Specified in Its Charter           Incorporation         Number
- ----------  ------------------------------     --------------   ---------------
001-11227   Washington Energy Company            Washington        91-1005304
001-11271   Washington Natural Gas Company       Washington        91-1005303

                                                                  Registrants'
                                                               Telephone Number,
                                                                   Including
Address of Principal Executive Offices            Zip Code         Area Code
- --------------------------------------           -----------   -----------------
815 Mercer Street, Seattle, Washington              98109       (206) 622-6767



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days Yes  X   No    .

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.


                                                                Outstanding
          Registrant                    Title of Stock         July 31, 1996
- ------------------------------          --------------        --------------
Washington Energy Company                $5 par value           24,225,766

Washington Natural Gas Company           $5 par value           11,084,018


- ------------------------------------------------------------------------------

                                 INTRODUCTION

Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washington Natural") is engaged primarily in the retail distribution of natural gas. The Company holds an equity position in a publicly traded oil and gas exploration and production company, and through a subsidiary is also engaged in the business of selling gas appliances, energy efficient and security products for the home. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to the acquisition of securities of other public utility companies as defined in such Act. This Form 10-Q is filed on behalf of Company and Washington Natural, which companies are referred to herein as Registrants.



                          DOCUMENTS TO BE FURNISHED

The Company will provide, upon written request, a copy of any and all information that has been incorporated by reference herein. Any such request for copies should be directed to the Company's Treasury Department, 815 Mercer Street, (P.O. Box 1869), Seattle, Washington 98111
(Telephone: (206) 622-6767).



                                    INDEX

                                                                          Page

PART I - FINANCIAL INFORMATION..............................................4

Item 1.  Consolidated Condensed Financial Statements........................4

            Consolidated Condensed Financial Statements of
             Washington Energy Company and Subsidiaries
             (All statements are unaudited except for the September 30, 1995 Balance Sheet, which has been audited.)

              Consolidated Statements of Income -
               Three and Nine Months Ended June 30, 1996 and 1995...........5

              Consolidated Condensed Balance Sheets -
               June 30, 1996, September 30, 1995 and
               June 30, 1995................................................6

              Consolidated Statements of Capitalization -
               June 30, 1996 and 1995.......................................8

              Consolidated Condensed Statements of Cash Flows -
               Three and Nine Months Ended June 30, 1996 and 1995..........10

              Consolidated Statements of Common Shareholders'
               Earnings (Deficit) Reinvested in the Business
               and Premium on Common Stock -
               Three and Nine Months Ended June 30, 1996 and 1995..........12

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

              Consolidated Statements of Income -
               Three and Nine Months Ended June 30, 1996 and 1995..........13

              Consolidated Condensed Balance Sheets -
               June 30, 1996, September 30, 1995 and
               June 30, 1995...............................................14

              Consolidated Statements of Capitalization -
               June 30, 1996 and 1995......................................16

              Consolidated Condensed Statements of Cash Flows -
               Three and Nine Months Ended June 30, 1996 and 1995..........18

              Consolidated Statements of Common Shareholder's
               Earnings Reinvested in the Business
               and Premium on Common Stock -
               Three and Nine Months Ended June 30, 1996 and 1995..........20


            Notes to Consolidated Condensed Financial Statements
             (Unaudited)...................................................21


Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Unaudited)...............28


PART II - OTHER INFORMATION................................................32

SIGNATURES.................................................................33

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

The consolidated condensed financial statements included herein have been prepared by the Registrants, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrants believe that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in Registrants' latest annual report on Form 10-K.

Because of seasonal and other factors, the results of operations for the interim periods presented should not be considered indicative of the results to be expected for the full fiscal year.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE AND NINE MONTHS ENDED
                      JUNE 30, 1996 AND 1995 (Unaudited)

                                        Three Months Ended    Nine Months Ended
                                             June 30,             June 30,
                                       --------------------  -------------------
                                         1996        1995       1996       1995
                                       --------    --------  --------   --------
                                       (in thousands except per share amounts)
OPERATING REVENUES:

  Regulated utility sales               $78,695    $ 75,122  $347,893   $374,632
  Merchandise, conservation
   products and other                     5,816       3,744    19,402     17,998
                                       --------    --------  --------   --------
      Total operating revenues           84,511      78,866   367,295    392,630
                                       --------    --------  --------   --------
OPERATING EXPENSES:
  Cost of gas sold                       33,395      36,237   158,637    199,939
  Operating and maintenance              20,705      20,960    67,339     67,003
  Depreciation and amortization           9,052       8,516    27,166     25,635
  General taxes                           8,033       8,855    33,243     35,043
  Federal income taxes                    1,008     (2,460)    16,826     10,998
                                       --------    --------  --------   --------
      Total operating expenses           72,193      72,108   303,211    338,618
                                       --------    --------  --------   --------
OPERATING INCOME                         12,318       6,758    64,084     54,012

OTHER INCOME (EXPENSE):
  Preferred dividend requirement
   Washington Natural Gas Company       (1,755)     (1,755)   (5,265)    (5,371)
  Other, net                              (223)       (294)       530       (95)
                                       --------    --------  --------   --------
GROSS INCOME                             10,340       4,709    59,349     48,546

INTEREST CHARGES                         10,256      10,333    31,107     29,687
                                       --------    --------  --------   --------
NET INCOME (LOSS)                      $     84   $ (5,624)  $ 28,242   $ 18,859
                                       ========    ========  ========   ========

EARNINGS (LOSS) PER COMMON SHARE       $      -   $   (.23)  $   1.17   $    .79
                                       ========    ========  ========   ========
AVERAGE COMMON SHARES
 OUTSTANDING                             24,183      23,950    24,134     23,848
                                       ========    ========  ========   ========
DIVIDENDS PAID PER COMMON
 SHARE OUTSTANDING                     $    .25    $    .25  $    .75   $    .75
                                       ========    ========  ========   ========


The accompanying notes are an integral part of these consolidated statements.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               JUNE 30, 1996 (Unaudited), SEPTEMBER 30, 1995 AND
                           JUNE 30, 1995 (Unaudited)

                                    ASSETS



                                                 June     September    June
                                               30, 1996   30, 1995   30, 1995
                                              ---------- ---------- ----------
                                                      (in thousands)
PROPERTY, PLANT AND EQUIPMENT:

  Utility plant, at original cost             $1,114,357 $1,055,322 $1,022,438
  Coal and other                                  15,675     15,621     55,808
  Accumulated depreciation and
   amortization                                 (297,157)  (273,735)  (268,756)
                                              ---------- ---------- ----------
      Net property, plant and equipment          832,875    797,208    809,490
                                              ---------- ---------- ----------
INVESTMENT IN UNCONSOLIDATED AFFILIATES
                                                  69,291     70,313     95,338
                                              ---------- ---------- ----------
CURRENT ASSETS:
  Cash and cash equivalents                        8,306      9,315      8,448
  Receivables, net                                15,073     20,437     19,109
  Federal income taxes receivable                  8,319     10,942      9,682
  Deferred income taxes                            2,210      3,707      4,788
  Materials and supplies, at average cost         20,981     31,968     24,202
                                              ---------- ---------- ----------
      Total current assets                        54,889     76,369     66,229
                                              ---------- ---------- ----------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental receivables                        8,681      8,116     37,647
  Regulatory tax asset                            17,605     17,605     18,810
  Deferred charges and other                      31,663     19,879     20,846
                                              ---------- ---------- ----------
      Total other assets and deferred
       charges                                    57,949     45,600     77,303
                                              ---------- ---------- ----------
        Total assets                          $1,015,004 $  989,490 $1,048,360
                                              ========== ========== ==========



The accompanying notes are an integral part of these consolidated balance sheets.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
              JUNE 30, 1996 (Unaudited), SEPTEMBER 30, 1995 AND
                          JUNE 30, 1995 (Unaudited)

                                 (Continued)

                        CAPITALIZATION AND LIABILITIES



                                                  June     September    June
                                                30, 1996   30, 1995   30, 1995
                                               ---------- ---------- ----------
                                                       (in thousands)
CAPITALIZATION (see Consolidated Statements
 of Capitalization):

  Common shareholders' interest                 $ 209,721 $  196,686 $  261,696
  Redeemable preferred stock of subsidiary         90,000     90,000     90,000
  Long-term debt                                  344,920    310,060    265,060
                                               ---------- ---------- ----------
      Total capitalization                        644,641    596,746    616,756
                                               ---------- ---------- ----------
CURRENT LIABILITIES:
  Notes payable and commercial paper              132,325    161,994    125,480
  Current sinking fund requirements
   and debt maturities                                140     30,140     65,140
  Accounts payable                                 24,032     32,755     30,601
  Purchased gas liability                          49,317     15,554     22,015
  Accrued general taxes                            11,825     12,556     11,781
  Environmental remediation liabilities             4,779      4,578      4,950
  Other current liabilities                        29,934     28,939     29,280
                                               ---------- ---------- ----------
      Total current liabilities                   252,352    286,516    289,247
                                               ---------- ---------- ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                            72,626     59,450     89,470
  Regulatory tax liability                         11,016     11,017     12,560
  Unamortized investment tax credits                8,779      9,352      9,547
  Contributions in aid of construction             15,701     14,252     13,850
  Contingency reserves and other                    9,889     12,157     16,930
                                               ---------- ---------- ----------
      Total deferred credits and
       other liabilities                          118,011    106,228    142,357
                                               ---------- ---------- ----------
        Total capitalization and               $1,015,004 $  989,490 $1,048,360
         liabilities
                                               ========== ========== ==========



The accompanying notes are an integral part of these consolidated balance sheets.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      JUNE 30, 1996 AND 1995 (Unaudited)



                                     Shares Outstanding at
                                             June 30,               June 30,
                                          1996        1995       1996       1995
                                      --------    --------   --------   --------
                                         (in thousands)         (in thousands)
COMMON SHAREHOLDERS' INTEREST:
  Common stock, $5 par value;
   authorized 50,000,000 shares         24,226      24,015   $121,129   $120,075
  Premium on common stock                                     204,722    201,974
  Shareholders' deficit                                      (116,130)   (60,353)
                                                             --------   --------
      Total common shareholders'
       interest                                               209,721    261,696
                                                             --------   --------
REDEEMABLE PREFERRED STOCK:                                        33%*       43%*
  Washington Energy Company -
   cumulative; authorized
   200,000 shares of $100 par
   value and 800,000 shares
   of $25 par value                          -           -          -          -
  Washington Natural Gas Company -
   cumulative; authorized
   1,000,000 shares of $100 par
   value and 4,000,000 shares
   of $25 par value:
    7.45%, Series II                     2,400       2,400     60,000     60,000
    8.50%, Series III                    1,200       1,200     30,000     30,000
                                                             --------   --------
      Total preferred stock                                    90,000     90,000
                                                             --------   --------
                                                                   14%*       14%*

*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       JUNE 30, 1996 AND 1995 (Unaudited)

                                  (Continued)



                                                                    June 30,
                                                               -------------------
                                                                1996       1995
                                                               --------   --------
LONG-TERM DEBT:                                                 (in thousands)
  First mortgage bonds

    9.96%   due 1995                                                  -     40,000
    8.80%   due 1996, retired August 1995                             -     25,000
    8-1/8%  due 1997                                              3,060      3,200
    10-1/4% due 1997, retired December 1995                           -     30,000
    9.60%   due 2000                                             25,000     25,000
    9.57%   due 2020                                             25,000     25,000
    Secured medium-term notes, Series A
      8.25% due 1998                                             11,000     11,000
      7.08% due 1999                                             10,000     10,000
      8.51% through 8.55% due 2001                               19,000     19,000
      7.53% and 7.91% due 2002                                   30,000     30,000
      8.25% through 8.40% due 2022                               35,000     35,000
    Secured medium-term notes, Series B
      6.23% through 6.31% due 2003                               28,000     28,000
      6.07% and 6.10% due 2004                                   18,500     18,500
      6.51% and 6.53% due 2008                                    4,500      4,500
      6.83% and 6.90% due 2013                                   13,000     13,000
      7.19% due 2023                                             13,000     13,000
    Secured medium-term notes, Series C
      6.92% and 6.93% due 2005                                   31,000          -
      6.58% due 2006                                             10,000          -
      7.02% and 7.04% due 2007                                   25,000          -
      6.61% and 6.62% due 2009                                    8,000          -
      7.12% due 2010                                              7,000          -
      7.35% and 7.36% due 2015                                   12,000          -
      7.15% and 7.20% due 2025                                   17,000          -
                                                               --------   --------
                                                                345,060    330,200
  Less sinking-fund requirements
   and debt maturities included
   in current liabilities                                          (140)   (65,140)
                                                               --------   --------
      Total long-term debt                                      344,920    265,060
                                                               --------   --------
                                                                     53%*       43%*

TOTAL CAPITALIZATION                                           $644,641   $616,756
                                                               ========   ========

*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
                           THE THREE AND NINE MONTHS ENDED
                         JUNE 30, 1996 AND 1995 (Unaudited)



                                               Three Months Ended   Nine Months Ended
                                                    June 30,             June 30,
                                              -------------------  ------------------
                                                1996       1995      1996      1995
                                              --------   --------  --------  --------
CASH FLOW PROVIDED BY (USED IN) OPERATING      (in thousands)       (in thousands)
 ACTIVITIES:

  Net income (loss)                            $    84   $ (5,624)  $28,242  $ 18,859

  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization                9,105      8,603    27,347    25,908
    Provision for uncollectible accounts
     receivable                                    312        167       939       528
    Equity in undistributed losses of
     unconsolidated affiliate                      102      1,223     1,022     2,801
    Deferred federal income taxes                  788     (2,554)   14,100    10,554
    Changes in:
      Accounts receivable                       18,849      4,111     4,425    (3,143)
      Current federal income taxes
       receivable/payable                          634     (2,035)    2,623     2,452
      Purchased gas receivable/liability         5,076     (2,158)   33,763    43,276
      Environmental expenditures, net of
       recoveries                                  (98)      (744)     (364)   (4,949)
      Accounts payable                           1,987      3,338    (8,723)    2,474
      Materials and supplies                    (3,016)    (6,132)   10,987     3,867
      Deferred charges                          (5,114)      (383)  (11,574)   (5,288)
      Other operating assets and
       liabilities                              (6,590)    (1,855)     (556)   (7,639)
    Other                                         (188)      (208)     (408)     (986)
                                              --------   --------  --------  --------
      Total adjustments                         21,847      1,373    73,581    69,855
                                              --------   --------  --------  --------
        Net cash provided by (used in)
         operating activities                   21,931    (4,251)   101,823    88,714
                                              --------   --------  --------  --------
CASH FLOW PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Utility plant additions                      (23,462)   (16,442)  (62,956)  (50,967)
  Other property expenditures                      (14)      (381)      (54)   (1,411)
  Proceeds from disposition of fixed
   assets                                          233        237       584       530
                                              --------   --------  --------  --------
        Net cash used in investing
         activities                            (23,243)   (16,586)  (62,426)  (51,848)
                                              --------   --------  --------  --------

                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR
                           THE THREE AND NINE MONTHS ENDED
                         JUNE 30, 1996 AND 1995 (Unaudited)

                                     (Continued)



                                                  Three Months Ended  Nine Months Ended
                                                       June 30,           June 30,
                                                 -------------------  -----------------
                                                   1996       1995      1996     1995
                                                 --------   --------  -------- --------
CASH FLOW PROVIDED BY (USED IN) FINANCING           (in thousands)      (in thousands)
 ACTIVITIES:

  Proceeds from issuance of:
   Common stock                                       979      1,175     2,888    3,910
   First mortgage bonds                                 -          -    34,609        -
  Proceeds from (reduction of) issuance of
   notes payable and commercial paper, net          6,407     27,230   (29,669)     298
  Redemptions of first mortgage bonds                   -          -   (30,140) (20,140)
  Common stock dividends                           (6,045)    (5,984)  (18,094) (17,873)
                                                 --------   --------  -------- --------
       Net cash provided by (used in)
        financing activities                        1,341     22,421   (40,406) (33,805)
                                                 --------   --------  -------- --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      29      1,584    (1,009)   3,061
  Beginning cash and cash equivalents               8,277      6,864     9,315    5,387
                                                 --------   --------  -------- --------
  Ending cash and cash equivalents               $  8,306   $  8,448  $  8,306 $  8,448
                                                 ========   ========  ======== ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)         $  9,608   $  6,878  $ 27,490 $ 25,682
    Income taxes paid                                   -      2,035         -    2,385



The accompanying notes are an integral part of these consolidated statements.

                    WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS'
                   EARNINGS (DEFICIT) REINVESTED IN THE BUSINESS
                        FOR THE THREE AND NINE MONTHS ENDED
                        JUNE 30, 1996 AND 1995 (Unaudited)


                                           Three Months Ended    Nine Months Ended
                                                June 30,             June 30,
                                           ------------------- --------------------
                                             1996       1995      1996       1995
                                           --------- --------- ---------   --------
                                            (in thousands)       (in thousands)


Balance at beginning of period            $(110,169) $(48,745) $(126,278)  $(61,339)
  Net income (loss)                               84   (5,624)    28,242     18,859
  Common stock dividends declared             (6,045)  (5,984)   (18,094)   (17,873)
                                           --------- --------- ---------   --------
Balance at end of period                  $(116,130) $(60,353) $(116,130)  $(60,353)
                                           ========= ========= =========   ========



                    WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
                        FOR THE THREE AND NINE MONTHS ENDED
                        JUNE 30, 1996 AND 1995 (Unaudited)

                                            Three Months Ended    Nine Months Ended
                                                 June 30,             June 30,
                                            ------------------  -------------------
                                              1996       1995      1996      1995
                                            --------  --------  --------   --------
                                            (in thousands)       (in thousands)

Balance at beginning of period              $204,002  $201,185  $202,616   $199,571
  Excess of purchase price over par
   value of shares of common stock
   issued under the Employee Stock
   Purchase and Ownership Plans                  125       124       241        238
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Rein-
   vestment and Stock Purchase Plan              592       668     1,868      2,338
  Excess of purchase price over par
   value of shares of common stock
   issued under the Incentive Stock
   Option Plan                                     3         -        38          -
  Common and preferred stock expense               -       (3)       (41)      (173)
                                            --------  --------  --------   --------
Balance at end of period                    $204,722  $201,974  $204,722   $201,974
                                            ========  ========  ========   ========


The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                       JUNE 30, 1996 AND 1995 (Unaudited)



                                           Three Months Ended  Nine Months Ended
                                                June 30,            June 30,
                                           ------------------  ------------------
                                             1996      1995      1996      1995
                                           --------  --------  --------  --------
                                            (in thousands)      (in thousands)

OPERATING REVENUES:
  Regulated utility sales                  $ 78,695  $ 75,122  $347,893  $374,632
                                           --------  --------  --------  --------
OPERATING EXPENSES:
  Cost of gas sold                           33,395    36,237   158,637   199,939
  Utility operations and maintenance         14,863    16,249    48,065    46,557
  Depreciation                                8,954     8,420    26,866    25,378
  General taxes                               7,998     8,814    33,072    34,871
  Federal income taxes                        1,678    (1,114)   19,188    14,228
                                           --------  --------  --------  --------
      Total operating expenses               66,888    68,606   285,828   320,973
                                           --------  --------  --------  --------
OPERATING INCOME                             11,807     6,516    62,065    53,659

OTHER INCOME (EXPENSE), NET                     113      (471)      268    (1,177)
                                           --------  --------  --------  --------
GROSS INCOME                                 11,920     6,045    62,333    52,482

INTEREST CHARGES                              8,380     7,945    23,956    23,878
                                           --------  --------  --------  --------
NET INCOME (LOSS)                             3,540    (1,900)   38,377    28,604
DIVIDENDS ON PREFERRED STOCK                  1,755     1,755     5,265     5,371
                                           --------  --------  --------  --------
EARNINGS (LOSS) ON COMMON STOCK            $  1,785  $ (3,655) $ 33,112  $ 23,233
                                           ========  ========  ========  ========



The accompanying notes are an integral part of these consolidated statements.

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
              JUNE 30, 1996, (Unaudited) SEPTEMBER 30, 1995 AND
                          JUNE 30, 1995 (Unaudited)

                                    ASSETS



                                                June      September    June
                                              30, 1996    30, 1995   30, 1995
                                             ----------  ---------- ----------
                                                     (in thousands)


UTILITY PLANT, at original cost              $1,114,357  $1,055,322 $1,022,438
  Accumulated depreciation                     (286,789)   (263,664)  (258,781)
                                             ----------  ---------- ----------
      Net utility plant                         827,568     791,658    763,657
                                             ----------  ---------- ----------
RECEIVABLES FROM AFFILIATED COMPANIES            27,716         102        113
                                             ----------  ---------- ----------
CURRENT ASSETS:
  Cash and cash equivalents                       2,223       3,571      4,013
  Accounts receivables, net                      10,723      16,644     15,991
  Federal income taxes receivable                     -       1,416      1,416
  Deferred income taxes                           2,211       3,707      4,784
  Materials and supplies, at average
   cost                                          18,976      29,706     22,038
                                             ----------  ---------- ----------
      Total current assets                       34,133      55,044     48,242
                                             ----------  ---------- ----------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental receivables                       8,681       8,116     37,647
  Regulatory tax asset                           17,605      17,605     18,810
  Deferred charges and other                     28,909      18,073     17,671
                                             ----------  ---------- ----------
      Total other assets and deferred
       charges                                   55,195      43,794     74,128
                                             ----------  ---------- ----------
        Total assets                         $  944,612  $  890,598 $  886,140
                                             ==========  ========== ==========



The accompanying notes are an integral part of these consolidated balance sheets.

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
              JUNE 30, 1996 (Unaudited), SEPTEMBER 30, 1995 AND
                          JUNE 30, 1995 (Unaudited)

                                 (Continued)

                        CAPITALIZATION AND LIABILITIES



                                               June      September     June
                                             30, 1996    30, 1995    30, 1995
                                            ----------   ---------   ---------
CAPITALIZATION (see Consolidated                     (in thousands)
 Statements of Capitalization):

  Common shareholder's interest              $ 276,434    $ 251,528  $ 263,127
  Redeemable preferred stock                    90,000       90,000     90,000
  Long-term debt                               344,920      310,060    265,060
                                             ---------    ---------  ---------
      Total capitalization                     711,354      651,588    618,187
                                             ---------    ---------  ---------

CURRENT LIABILITIES:
  Current sinking fund requirements
   and debt maturities                             140       30,140     65,140
  Accounts payable                              22,353       31,253     29,684
  Purchased gas liability                       49,317       15,554     22,015
  Accrued general taxes                         11,659       12,381     11,655
  Federal income taxes payable                   2,401            -          -
  Environmental remediation liabilities          4,779        4,578      4,950
  Other current liabilities                     22,707       23,958     21,811
                                             ---------    ---------  ---------
      Total current liabilities                113,356      117,864    155,255
                                             ---------    ---------  ---------

PAYABLES TO AFFILIATED COMPANIES                     -       16,699        472
                                             ---------    ---------  ---------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                         84,406       69,826     76,269
  Regulatory tax liability                      11,016       11,017     12,560
  Unamortized investment tax credits             8,779        9,352      9,547
  Contributions in aid of construction          15,701       14,252     13,850
                                             ---------    ---------  ---------
      Total deferred credits and
       other liabilities                       119,902      104,447    112,226
                                             ---------    ---------  ---------
        Total capitalization and
         liabilities                         $ 944,612    $ 890,598  $ 886,140
                                             =========    =========  =========


The accompanying notes are an integral part of these consolidated balance sheets.

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      JUNE 30, 1996 AND 1995 (Unaudited)



                                       Shares Outstanding
                                              at June 30,              June 30,
                                      -------------------   -------------------
                                          1996       1995       1996       1995
                                      --------   --------   --------   --------
COMMON SHAREHOLDER'S INTEREST:         (in thousands)        (in thousands)
  Common stock, $5 par value;
   authorized 25,000,000 shares         11,084     10,946   $ 55,420   $ 54,731
  Premium on common stock                                    170,074    167,026
  Shareholder's earnings
   reinvested in the business                                 50,940     41,370
                                                            --------   --------
      Total common shareholder's
       interest                                              276,434    263,127
                                                            --------   --------
                                                                39%*         43%*
REDEEMABLE PREFERRED STOCK:
 cumulative; authorized
 1,000,000 shares of $100 par
 value and 4,000,000 shares
 of $25 par value:
  7.45%, Series II                       2,400      2,400     60,000     60,000
  8.50%, Series III                      1,200      1,200     30,000     30,000
                                                            --------   --------
    Total preferred stock                                     90,000     90,000
                                                            --------   --------
                                                                13%*         14%*


*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      JUNE 30, 1996 AND 1995 (Unaudited)

                                 (Continued)



                                                                    June 30,
                                                              ------------------
                                                                  1996      1995
                                                              --------  --------
LONG-TERM DEBT:                                                (in thousands)
  First mortgage bonds

    9.96%   due 1995                                                 -    40,000
    8.80%   due 1996, retired August 1995                            -    25,000
    8-1/8%  due 1997                                             3,060     3,200
    10-1/4% due 1997, retired December 1995                          -    30,000
    9.60%   due 2000                                            25,000    25,000
    9.57%   due 2020                                            25,000    25,000
    Secured medium-term notes, Series A
      8.25% due 1998                                            11,000    11,000
      7.08% due 1999                                            10,000    10,000
      8.51% through 8.55% due 2001                              19,000    19,000
      7.53% and 7.91% due 2002                                  30,000    30,000
      8.25% through 8.40% due 2022                              35,000    35,000
    Secured medium-term notes, Series B
      6.23% through 6.31% due 2003                              28,000    28,000
      6.07% and 6.10% due 2004                                  18,500    18,500
      6.51% and 6.53% due 2008                                   4,500     4,500
      6.83% and 6.90% due 2013                                  13,000    13,000
      7.19% due 2023                                            13,000    13,000
    Secured medium-term notes, Series C
      6.92% and 6.93% due 2005                                  31,000         -
      6.58% due 2006                                            10,000         -
      7.02% and 7.04% due 2007                                  25,000         -
      6.61% and 6.62% due 2009                                   8,000         -
      7.12% due 2010                                             7,000         -
      7.35% and 7.36% due 2015                                  12,000         -
      7.15% and 7.20% due 2025                                  17,000         -
                                                              --------  --------
                                                               345,060   330,200
  Less sinking-fund requirements
   and debt maturities included in
   current liabilities                                           (140)  (65,140)
                                                              --------  --------
     Total long-term debt                                      344,920   265,060
                                                              --------  --------
                                                                  48%*      43%*

TOTAL CAPITALIZATION                                          $711,354  $618,187
                                                              ========  ========

*Percentage of total capitalization.

The accompanying notes are an integral part of these consolidated statements.

                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE THREE AND NINE MONTHS ENDED
                       JUNE 30, 1996 AND 1995 (Unaudited)



                                              Three Months Ended    Nine Months Ended
                                                   June 30,              June 30,
                                              ------------------   ------------------
                                                1996      1995       1996      1995
                                              --------  --------   --------  --------
                                                 (in thousands)       (in thousands)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 3,540  $ (1,900)  $ 38,377  $ 28,604
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                9,007     8,507     27,047    25,652
    Provision for uncollectible
     accounts receivable                           299       181        894       848
    Deferred federal income taxes                1,312    (1,081)    15,503    14,094
    Changes in:
      Accounts receivable                       19,047     3,555      5,027    (4,031)
      Current federal income taxes
       receivable/payable                          460        (2)     3,817        (2)
      Purchased gas receivable/liability         5,076    (2,158)    33,763    43,276
      Environmental expenditures, net of
       recoveries                                  (97)     (744)      (363)   (4,949)
      Accounts payable                           1,830     3,320     (8,900)    4,969
      Materials and supplies                    (3,221)   (6,346)    10,730     3,322
      Deferred charges                          (5,469)   (1,546)   (10,627)   (3,466)
      Other assets and liabilities              (5,164)   (1,968)      (525)   (5,102)
    Other                                         (186)     (208)      (404)     (985)
                                              --------  --------   --------  --------
      Total adjustments                         22,894     1,510     75,962    73,626
                                              --------  --------   --------  --------
        Net cash provided by (used in)
         operating activities                   26,434      (390)   114,339   102,230
                                              --------  --------   --------  --------
CASH FLOW PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
  Utility plant additions                      (23,462)  (16,442)   (62,956)  (50,967)
  Proceeds from disposition of fixed
   assets                                          233       237        584       530
                                              --------  --------   --------  --------
        Net cash used in investing
         activities                            (23,229)  (16,205)   (62,372)  (50,437)
                                              --------  --------   --------  --------

                   WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE THREE AND NINE MONTHS ENDED
                         JUNE 30, 1996 AND 1995 (Unaudited)

                                     (Continued)



                                              Three Months Ended     Nine Months Ended
                                                   June 30,              June 30,
                                              -------------------   ------------------
                                                1996       1995       1996      1995
                                              --------   --------   --------  --------
CASH FLOW PROVIDED BY (USED IN) FINANCING       (in thousands)       (in thousands)
 ACTIVITIES:

  Proceeds from issuance of:
    Common stock                                   970      1,173      2,831     3,906
    First mortgage bonds                             -          -     34,609         -
  Changes in receivables and payables
   with affiliated companies, net                3,804     16,622    (44,313)  (27,238)
  Redemptions of first mortgage bonds                -          -    (30,140)  (20,140)
  Cash dividend payments:
    Common                                      (5,525)         -    (11,037)        -
    Preferred                                   (1,755)         -     (5,265)   (4,735)
                                              --------   --------   --------  --------
      Net cash provided by (used in)
       financing activities                     (2,506)    17,795    (53,315)  (48,207)
                                              --------   --------   --------  --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  699      1,200     (1,348)    3,586
  Beginning cash and cash equivalents            1,524      2,813      3,571       427
                                              --------   --------   --------  --------
  Ending cash and cash equivalents            $  2,223   $  4,013   $  2,223  $  4,013
                                              ========   ========   ========  ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION -
  Cash paid during the period for:
    Interest (net of amount capitalized)       $ 7,074   $  5,279   $ 20,375  $ 20,709
    Income taxes                                     -          -          -         -



The accompanying notes are an integral part of these consolidated statements.

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S
                     EARNINGS REINVESTED IN THE BUSINESS
                     FOR THE THREE AND NINE MONTHS ENDED
                      JUNE 30, 1996 AND 1995 (Unaudited)



                                            Three Months Ended    Nine Months Ended
                                                 June 30,             June 30,
                                           -------------------   ------------------
                                             1996       1995       1996      1995
                                           --------   --------   --------  --------
                                              (in thousands)       (in thousands)


Balance at beginning of period             $ 54,680   $ 45,024   $ 28,865  $ 18,137
  Net income (loss)                           3,540     (1,900)    38,377    28,604
  Dividends declared:
    Common stock                             (5,525)         -    (11,037)        -
    Cumulative preferred stock:
      7.45%, Series II                       (1,118)    (1,118)    (3,352)   (3,354)
      8.50%, Series III                        (637)      (636)    (1,913)   (2,017)
                                           --------   --------   --------  --------
Balance at end of period                   $ 50,940   $ 41,370   $ 50,940  $ 41,370
                                           ========   ========   ========  ========


                  WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK
                        FOR THE THREE AND NINE MONTHS ENDED
                        JUNE 30, 1996 AND 1995 (Unaudited)

                                            Three Months Ended    Nine Months Ended
                                                 June 30,             June 30,
                                           -------------------   ------------------
                                             1996       1995       1996      1995
                                           --------   --------   --------  --------
                                              (in thousands)       (in thousands)

Balance at beginning of period             $169,274   $166,104   $167,752  $163,978
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Employee Stock Purchase Plan                 143        151        278       288
  Excess of purchase price over par
   value of shares of common stock
   issued under the parent company's
   Dividend Reinvestment and Stock
   Purchase Plan                                657        774      2,083     2,933
  Common and preferred stock expense              -         (3)       (39)     (173)
                                           --------   --------   --------  --------
Balance at end of period                   $170,074   $167,026   $170,074  $167,026
                                           ========   ========   ========  ========


The accompanying notes are an integral part of these consolidated statements.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
                                June 30, 1996


(1)  SUMMARY OF CONSOLIDATION POLICY

The consolidated financial statements include the accounts of Washington Energy Company ("Washington Energy" or "the Company") and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's subsidiaries are:

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

(3)  DIVIDENDS

(a)  Restriction

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indentures of Washington Natural. Washington Natural did not pay dividends to Washington Energy during the period April 1994 to February 1996 due to these restrictions. Washington Natural paid common dividends totaling $5,512,000 to Washington Energy in February 1996 and $5,525,000 in June 1996. At June 30, 1996, Washington Natural had retained earnings of $9,572,000 in excess of the level specified in the most restrictive indenture covenant.

(b)  Expense for Preferred Dividends of Subsidiary

Washington Energy's accounting method is to expense the preferred dividend requirements of Washington Natural ratably during the fiscal year.

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

Former manufactured gas plant sites in the following areas are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) the "Tideflats" area of Tacoma, Washington; 2) Everett, Washington; 3) Chehalis, Washington, 4) "Gas Works Park" in Seattle and 5) "Upland Source Control site" in Tacoma, Washington.

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

The following table summarizes total expected costs, costs incurred and recorded through June 30, 1996, expected recoveries from insurance companies and other parties and actual recoveries through June 30, 1996, for each of Washington Natural's four significant sites (in thousands):


                                                                       Gas Works
                                      Tideflats    Everett   Chehalis    Park
                                      ---------    -------   --------  ---------
Estimated total investigation,
 legal, remediation, and
 financing costs                        $43,555    $ 3,250    $ 2,000    $ 1,000
Actual costs to June 30, 1996            43,555        460      1,717         92
                                        -------    -------    -------    -------
Balance expected to be incurred         $     -    $ 2,790    $   283    $   908
                                        =======    =======    =======    =======
Expected recoveries from insurance
 companies and other parties            $41,980    $ 3,250    $ 2,000    $ 1,000
Actual recoveries to June 30, 1996       40,683         --         --         --
                                        -------    -------    -------    -------
Balance expected to be recovered        $ 1,297    $ 3,250    $ 2,000    $ 1,000
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

In June 1991, Washington Natural filed a lawsuit in King County Superior Court, State of Washington, against certain insurance companies that provided insurance applicable to the Tideflats site at various times dating back to the 1940s. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural. Under the terms of the final judgment, Washington Natural was entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of certain insurer defendants in the action. During 1995, Washington Natural settled its lawsuit with the insurance carriers regarding coverage of the Tideflats remediation costs. In September 1995, Washington Natural received approximately $29,000,000 in final settlement of all claims against insurance carriers regarding this site. This final settlement, along with $11,683,000, brought the total recoveries from insurance carriers and other potentially responsible parties to $40,683,000.

Washington Natural as of June 30, 1996, expects to receive approximately $1,297,000 from the sale of equipment and reimbursement from another responsible party at the site. Additionally, Washington Natural seeks recovery of unrecovered financing and direct remediation costs against other third parties historically associated with the site which are potentially responsible parties. Washington Natural, under an agreement with the Washington Utilities and Transportation Commission ("WUTC"), will seek recovery in future customer rates of the remediation costs which are not reimbursed by third parties.

(c)  Everett

A remedial investigation study of the Everett site was completed in August 1995. A feasibility study to determine the appropriate method of remediation or containment was completed in June 1996. This analysis indicated that the reserve for investigation and remediation costs of $3,250,000 previously established is sufficient to cover the expected remediation costs at the site.

The Everett site was previously owned and operated by other companies who are potentially liable parties ("PLPs") for the remediation of the site. The cost estimate reflects the total cost expected to remediate the site before contributions by other PLPs.

(d)  Chehalis

The Chehalis site has been undergoing investigation and remediation activities since September 1992. As of the fall of 1995, Washington Natural had completed source control and installed groundwater monitoring wells. Washington Natural is currently compiling seasonal groundwater data to determine if further remedial measures are required. Data compiled during the winter indicates that the contamination levels remain low. Washington Natural has continued to monitor groundwater at the site during the spring and summer of 1996 in order to determine what, if any, additional measures are required.

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

(f)  Upland Source Control and Thea Foss Waterway

Washington Natural was the former owner of land, located upland from the Thea Foss Waterway in Tacoma, Washington where a manufactured gas plant was operated by several other companies. Washington Natural acquired this site ("Upland Source Control Site") after the manufactured gas plant was closed. The site was later sold in parcels to several buyers. The City of Tacoma, the Washington State Department of Transportation and three former operators of the plant and Washington Natural as a former owner have been designated as potentially liable parties at this site. In May 1996 a consultant to the PLPs estimated the cost of remediating the Upland Source Control site to be approximately $4,000,000, exclusive of any remediation costs which may arise in connection with the adjacent Thea Foss Waterway. Because there are multiple PLPs, Washington Natural believes, based on currently available information, that its maximum exposure is approximately $700,000. Washington Natural believes that it is probable that it has insurance coverage sufficient to recover the maximum potential costs at the Upland Source Control site. During the quarter ended June 30, 1996, Washington Natural increased the recorded estimated liability to $700,000 and the expected insurance recovery to $700,000.

The City of Tacoma has undertaken an investigation study of potential contamination in the Thea Foss Waterway. The extent of the contamination in the waterway is not currently known and the impact on the Company and Washington Natural cannot be currently determined.

(g)  Expected Recoveries

Washington Natural's financial statements as of June 30, 1996, include environmental receivables totaling $8,681,000 primarily for expected recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs.

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

On May 10, 1994, the WDOT filed an action in the state Superior Court for Pierce County, Washington ("State Action") against Washington Natural and other defendants arising out of the same occurrence and seeking the same damages as sought in the Federal Action described above. The State Action alleged a claim under Washington's Model Toxics Control Act, which allows a private right of action for cost recovery. The State Action was stayed by Stipulation and Order dated June 10, 1994 pending the outcome of the Federal Action. In March 1996 Washington Natural filed a motion to lift the stay of the State Action proceedings and for summary judgement. The motion asserted that the WDOT did not meet the standard required for recovery under state law by its failure to comply with the NCP. This motion was granted on May 3, 1996 and the case was dismissed. The WDOT has said it will not appeal the May 3, 1996 decision; therefore, this action has been favorably resolved.

(b)  Alleged Securities Violations

A class-action lawsuit was filed against Washington Energy and two of its officers, one of whom has subsequently retired, (collectively, "the Defendants") in District Court, in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the downside financial risk associated with the 1992 utility rate request filing of Washington Natural.
In May 1994, the Defendants filed a motion to dismiss the lawsuit. On July 25, 1994, the District Court issued an Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. The plaintiffs appealed to the Court of Appeals. On May 15, 1996 the Court of Appeals upheld Washington Natural's motion to dismiss. There is no indication at this time that the plaintiffs will pursue a further appeal to the U.S. Supreme Court.

(c)  Alleged Anti-Trust Violations

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in District Court. Cost Management alleged that Washington Natural has monopolized or attempted to monopolize the market for natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit which was granted on May 5, 1995. In dismissing Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct done pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims which were dismissed without prejudice. Cost Management has filed an appeal in the Court of Appeals and it has filed a new lawsuit in Superior Court in King County, which was stayed pending appeal of the District Court decision. The parties, on November 22, 1995, filed briefs with the Court of Appeals. Oral arguments were presented on August 8, 1996. In management's opinion, the District Court decision should be upheld on appeal and the suit in the Superior Court is unlikely to succeed.

(6)  RESTRUCTURING AND SEVERANCE CHARGES

In the fiscal years ended September 30, 1994 and 1995 Washington Natural established reserves for restructuring charges and employee severance of $3,500,000 and $3,150,000, respectively. During the quarter ended June 30, 1996, payments of $435,000 were made to former employees. The remaining reserve of $1,491,000 at June 30, 1996 will be fully utilized by future payment of severance benefits which are being paid over time based on the terms of individual severance agreements.

(7)  PROPOSED MERGER

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's Boards of Directors to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company, ("Puget") as the surviving corporation. The merged company will be named Puget Sound Energy ("PSE") and would create a combination utility serving more than 848,000 electric customers and more than 488,000 gas customers in the state of Washington. See Exhibit 99 for pro forma financial information of the merged company.

On March 20, 1996, shareholders of Washington Energy, Washington Natural, and Puget Sound Power and Light Company ("Puget") approved the merger of the companies and announced the new name of the merged company; Puget Sound Energy ("PSE"). The merger was structured to qualify as a pooling-of-interests. As of June 30, 1996, Washington Energy and Washington Natural have incurred $6,330,000 of costs, primarily professional and legal fees directly attributable to the merger. Washington Natural has requested, as part of the merger application with the WUTC, that these costs be recovered in rates over a five-year period for regulatory purposes but will be expensed for financial reporting purposes. These costs have been deferred and are included in deferred charges and other assets, pending consummation of the merger.

Included as Exhibit 99 are pro forma condensed financial statements which combine the historical consolidated balance sheets and statements of income of Washington Energy and subsidiaries and Puget after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheet gives effect to the merger as if it had occurred at the balance sheet date. The unaudited pro forma condensed consolidated statements of income for the six months and twelve months ended June 30, 1996, give effect to the merger as if it had occurred on July 1, 1995. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The pro forma condensed financial information has been prepared from, and should be read in conjunction with Washington Energy's historical consolidated audited financial statements and related notes and Puget's historical audited financial statements and related notes, which are incorporated herein by reference. The information contained herein with respect to Puget and its subsidiaries has been supplied by Puget. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for the which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

The merger is estimated to result in cost savings of approximately $370 million, net of costs to achieve these savings including merger transaction and transition costs, over a ten-year period following the consummation of the merger. The cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements because the terms and conditions under which the WUTC may approve the merger are unknown. Pro forma per share data and common shares outstanding for PSE give effect to the conversion of each share of Washington Energy common stock into .860 shares of PSE common stock and each share of Washington Natural preferred stock to be converted into one share of preferred stock of PSE with like rights and preferences.

The merger is subject to approval by the WUTC. Washington Natural anticipates that the WUTC's review of the merger application will be completed prior to the end of calendar 1996 with an order to be issued in late 1996 or early 1997. The merger is also subject to required filings with the United States Department of Justice and the Federal Trade Commission under the Hart, Scott, Rodino Antitrust Improvements Act (HSR), and the expiration of the applicable waiting periods. Washington Energy and Puget filed the required HSR documents on July 15, 1996. As of August 14, 1996, the filing is still pending with the Department of Justice and the Federal Trade Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Washington Energy Company's ("the Company") net income for the quarter ended June 30, 1996 was $84,000, compared to the net loss of $5.6 million for the same quarter a year ago. Net income of the principal subsidiary, Washington Natural Gas Company ("Washington Natural"), was $3.5 million for the quarter, an improvement of $5.4 million compared to the net loss of $1.9 million for the same period last year.

The increase in net income resulted primarily from more normal weather conditions, the May 1995 general rate increase of $17.7 million (on an annual basis), and continuing customer growth. During the current quarter temperatures were 2 percent colder than normal compared to 25 percent warmer than normal in the prior year. The number of utility customers served continues to grow, increasing approximately 4 percent compared to the same period last year.

The Company's net income of $28.2 million for the nine months ended June 30, 1996, increased $9.3 million compared to net income of $18.9 million the same period one year ago. Earnings per share of $1.17 increased from $.79. The Company's results for the current nine-month period benefited from more normal weather in the second and third quarters but were adversely impacted due to the unseasonably warm weather in the first quarter ended December 31, 1995. Washington Natural's net income for the current nine-month period of $38.4 million increased $9.8 million compared to the net income of $28.6 million for the same period last year.

Operating Revenues

The Company's operating revenues of $84.5 million for the quarter ended June 30, 1996 were up $5.6 million from the same quarter in the prior year. Gas revenues increased 5 percent, from $75.1 million to $78.7 million, while total gas volumes increased 15 percent, from 169 million therms sold to 195 million therms sold. Gas volumes increased primarily due to more normal weather and customer growth. However, gas revenues for the current quarter did not increase proportionately to the increase in gas volumes due to the shifting of customers among rate schedules, primarily from interruptible gas sales to transportation service and the implementation of a purchased gas adjustment in May 1995. As a result of the rate redesign implemented in May 1995, Washington Natural earns generally the same margin on transportation service as it does on interruptible large volume gas sales. Accordingly, margin was favorably impacted by the increased gas volumes. The purchased gas adjustment
(PGA) passes on to customers over a two-year period, in the form of lower rates, the difference between the actual and expected future cost savings from a decline in natural gas prices. Although the PGA reduces revenues, it does not impact utility gross margin.

Utility margin (regulated utility sales less the cost of gas sold) of $45.3 million increased $6.4 million compared to the same quarter last year. The 16 percent increase in utility margin resulted from a 15 percent increase in total gas volumes due to more normal weather conditions, the May 1995 general rate increase and continued customer growth.

For the nine months ended June 30, 1996 revenues of $367.3 million decreased $25.3 million or approximately 6 percent even though total gas volumes were up 4 percent from the prior year. As discussed above, the shifting from interruptible sales to transportation service and the PGA resulted in a decrease in revenue despite an increase in gas volumes due to more normal weather and customer growth. Utility margin for the nine months increased by $14.6 million or 8 percent due primarily to the general rate increase and a 4 percent increase in the average number of customers.

Operating Expenses

The Company's operating expenses of $72.2 million for the three months ended June 30, 1996, including federal income taxes, remained relatively unchanged compared to the three months ended June 30, 1995. The Company experienced a decrease in the cost of gas sold of $2.8 million as a result of a lower weighted average cost of gas established in the May 1995 PGA implementation. This was offset by a $3.5 million increase in federal income tax expense due to higher pre-tax income. For the nine months ended June 30, 1996 operating expenses of $303.2 million were down $35.4 million due to a $41.3 million decrease in the cost of gas sold, offset by $5.8 million in additional income taxes due to higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures typically represent the largest cash flow statement item for the Company due to the capital-intensive nature and growth rate of the utility. The bulk of the Company's gross capital expenditures of $63.0 million for the nine months ended June 30, 1996 was for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to replace and enhance components of the system to insure its reliability and safety. Washington Natural's financing strategy is to fund capital expenditures with a combination of cash flow from operations, after dividend payments, and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors. During the nine-month period, cash flow from operations after dividends were sufficient to fund capital expenditures excluding $4.5 million which were funded through long-term debt.

The Company has several short-term financing arrangements available currently: an aggregate of $250 million of commercial paper and similar programs backed by a committed revolving credit agreement, of which $118 million was unused at June 30, 1996; an uncommitted bank credit arrangement of $25 million, all of which was available at June 30, 1996; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $58 million was unused at June 30, 1996. The terms of the committed revolving credit agreement limit the Company's total borrowing capacity, which includes long-term debt notes payable and commercial paper, to 65 percent of total capitalization. At June 30, 1996, Washington Energy had the capacity to increase total borrowing by only $28 million as a result of this overall debt limitation. Due to operational strategies, management believes that the overall debt limitation will not adversely impact anticipated financing requirements. The borrowing capacity under the committed agreement to sell receivables is effectively limited by the availability of receivables to sell. At June 30, 1996, Washington Natural had $500,000 of eligible receivables which had not been sold under the arrangement.

ENVIRONMENTAL MATTERS

In management's opinion, based on all known facts and analyses, it is not likely that environmental liabilities identified to date will result in a material adverse impact on the Company's or Washington Natural's financial position or operating results and cash flow trends. (See Note 4 of the Notes to Consolidated Condensed Financial Statements.)

SIGNIFICANT BALANCE SHEET CHANGES

The June 30, 1996 accounts receivable balance of $15.1 million reflects a decrease of $5.4 million from September 30, 1995 and a $4 million decrease from June 30, 1995 because more receivables were sold during the current quarter.

The purchased gas liability (a liability to customers related to the purchased gas adjustment mechanism) of $49.3 million at June 30, 1996 has increased from $15.6 million at September 30, 1995. This is due primarily to the actual purchase of gas during the nine months at a cost lower than the cost of gas authorized in Washington Natural's rates.

Notes payable and commercial paper of $132 million at June 30, 1996 were down $30 million from September 30, 1995 primarily due to positive cash flow from the purchase gas adjustment mechanism.

Materials and supplies inventory at June 30, 1996 were $21 million compared to $32 million as of September 30, 1995 due to the seasonal reduction in natural gas stored underground.

Deferred charges of $31.7 million at June 30, 1996 have increased from $19.9 million at September 30, 1995 due primarily to $6.3 million of merger related costs.

FUTURE OUTLOOK

(a) Proposed Merger

Washington Energy and Washington Natural have agreed to merge into Puget Sound Power and Light Company ("Puget") as discussed in Note 7 of the Notes to Consolidated Condensed Financial Statements.

(b)  Factors Affecting Earnings

The expected timing for completion of the merger precludes realizing significant benefits from the synergies of the proposed merger with Puget in 1996. Other decisions and actions taken in recent fiscal years have had a favorable impact on the Company's earnings through June 1996. Operating earnings have benefited from the $17.7 million general rate increase approved in May 1995. The weather patterns in Washington Natural's service territory have approximated normal except for the quarter ended December 31, 1995, which was significantly warmer than normal. If normal weather patterns continue and the current cost structure remains stable, Washington Natural's earnings should be positively impacted. Also, the Company expects utility customer growth of about 4 percent, or 16,000 to 19,000 new customers for fiscal 1996.

COMMON DIVIDEND

The Company paid a dividend of 25 cents in each of the quarters ended June 30, 1996 and 1995. The Company expects that the quarterly dividend of 25 cents per share will be maintained through the effective date of the merger.

The amount, declaration and timing of dividends of the merged company, Puget Sound Energy (PSE), will be a business decision to be made by PSE's Board of Directors ("PSE Board") from time to time based on the combined company's results of operations and financial condition, regulatory factors and such other business considerations as PSE's Board considers relevant. Subject to the foregoing, it is anticipated that PSE's Board initially will adopt the dividend policy followed by Puget, which currently provides for annual dividends of $1.84 per share.



                                     * * *



The statements regarding financial performance and results and other statements which are not historical facts contained in this document are forward-looking statements that involve risk and uncertainties, including but not limited to market factors, regulatory uncertainties, weather, interest rates, future operating costs and other factors.

PART II - OTHER INFORMATION

Item 5.   Other Information -

Washington Natural's ratios of earnings to fixed charges for the twelve months ended June 30, 1996 and June 30, 1995 were 2.17 and 1.83, respectively.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     12. Washington Natural's computation of ratio of earnings to fixed charges.

     27.1 Washington Energy Financial Data Schedule

     27.2 Washington Natural Financial Data Schedule

     99. Pro Forma Financial Statements of Puget Sound Energy After the Merger of Washington Energy and Puget.

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed by Washington Energy and Washington Natural on May 15, 1996, regarding the Company's operating results for the quarter ended March 31, 1996.

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







August 14, 1996