Form 10-K
period 1996-09-30
WASHINGTON ENERGY CO; WASHINGTON NATURAL GAS CO
filed 1996-12-27
CIK 225998, 104880

--------------------------------------------------------------------------------


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K

    /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended September 30, 1996

                                       or

    / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
          For the transition period from ____________ to ____________.


                                                               I.R.S. Employer
Commission        Exact Name of Registrant         State of     Identification
File Number      as Specified in Its Charter    Incorporation       Number
--------------------------------------------------------------------------------
001-11227     Washington Energy Company           Washington      91-1005304
001-11271     Washington Natural Gas Company      Washington      91-1005303


                                                  Registrants' Telephone Number,
Address of Principal Executive Offices Zip Code        Including Area Code
-------------------------------------- --------   -----------------------------
815 Mercer Street, Seattle, Washington  98109            (206) 622-6767

         Securities registered pursuant to Section 12(b) of the Act:


                                             Name of Each Exchange
        Title of Each Class                  on Which Registered
----------------------------------------     -----------------------
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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K. __

Aggregate market value of the voting stock held by non-affiliates of Washington Energy Company, computed by reference to the average of the high and low prices of such stock on December 15, 1996: $477,094,936.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                       Outstanding
          Registrant              Title of Stock    December 15, 1996
--------------------------------  ----------------  -----------------
 Washington Energy Company        $5 par value          24,310,570
 Washington Natural Gas Company   $5 par value          11,138,050

               Documents Incorporated by Reference: None

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I                                                                    Page

   Item 1. Business                                                          4

      (a)  General Development of Business                                   4

      (b)  Financial Information About Industry Segments                     5

      (c)  Description of Business - Washington Natural Gas Company          5

            (1)   Territory Served                                           5

            (2)   Competitive Conditions                                     6

            (3)   Customer Usage                                             7

            (4)   Employee Relations                                         7

            (5)   Franchise                                                  7

            (6)   Environmental Matters                                      8

            (7)   Gas Supply                                                 8

            (8)   Regulation and Rates                                      11

            (9)   Regulated Equipment Rentals                               14

            (10)  Merchandise Marketing                                     14

            (11)  Repair Services                                           14

            (12)  New Construction                                          15

            (13)  Utility Operating Statistics                              16

            Description of Business - Oil and Gas Exploration
             and Production                                                 17

            Description of Business - Merchandise and Energy
             Efficiency Products                                            18

            Description of Business - Other Businesses                      19

            Description of Business - Discontinued Coal and
             Railroad Businesses                                            20

            Description of Business - Discontinued Biowaste
             Business                                                       20

PART I (Continued)                                                        Page

      (d)Financial Information About Foreign and
             Domestic Operations and Export Sales                           20

   Item 2.  Properties                                                      20

   Item 3.  Legal Proceedings                                               21

   Item 4.  Submission of Matters to a Vote of Security Holders             21

            Executive Officers of the Registrants                           22

PART II

   Item 5.  Market for Registrant's Common Stock and Related
             Shareholder Matters                                            23

   Item 6.  Selected Financial Data                                         24

   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            27

   Item 8.  Financial Statements and Supplementary Data                     39

   Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                         86

PART III

   Item 10. Directors and Executive Officers of the Registrants             86

   Item 11. Executive Compensation                                          89

   Item 12. Security Ownership of Certain Beneficial Owners
             and Management                                                 94

   Item 13. Certain Relationships and Related Transactions                  95

PART IV

   Item 14. Exhibits, Financial Statements, Schedules and Reports
             on Form 8-K                                                    96

SIGNATURES                                                                 104

NOTE: All references to years and quarters in this filing are on the basis of a fiscal year ended September 30 unless otherwise indicated.


                                    PART I

Item 1.  Business

(a)  General Development of Business

Washington Energy Company ("Company" or "Washington Energy") is a holding company whose principal subsidiary, Washington Natural Gas Company ("Washing ton Natural") is engaged primarily in the retail distribution of natural gas. Through other subsidiaries, Washington Energy sells gas appliances, energy efficiency and security products for the home and holds certain coal-related investments. The Company also holds an equity position in a publicly traded oil and gas exploration and production company. The Company is exempt from the provisions of the Public Utility Holding Company Act of 1935 ("Act"), except with respect to acquisition of securities of other public utility com panies as defined in such Act.

The Company was incorporated in 1977 and acquired the common stock of Washing ton Natural and its wholly-owned subsidiaries through a merger in 1978. Wash ington Natural and its predecessors have manufactured and distributed gas since before the turn of the century and since 1956 have distributed natural gas in the Puget Sound region of western Washington state. Washington Natural entered the gas appliance sales business in the late 1950s when natural gas became available in the region. In response to higher prices for and reduced availability of natural gas in the early 1970s, Washington Natural, through its former subsidiaries, entered the oil and gas exploration and production business, the energy-efficiency products business, and made coal-related in vestments. Washington Energy was formed in 1977 to serve as the holding com pany for the then-diverse energy related businesses conducted by Washington Natural and its subsidiaries.

As part of a change in business strategy, the Company, in 1994, sold its biowaste technology business and merged its oil and gas subsidiary, Washington Energy Resources Company ("Resources"), with a subsidiary of Cabot Oil & Gas Corporation ("Cabot"), Houston, Texas. In 1993, the Company combined its appliance sales, energy efficiency products and home security businesses in a new subsidiary, Washington Energy Services Company ("Services"). The Company recently initiated efforts to sell its coal holdings and is accounting for the results of these coal-related investments as discontinued operations.

Proposed Merger

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's boards of directors to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company ("Puget"), as the surviving corporation. The merged company will be named Puget Sound Energy ("PSE") and will create a combination utility serving more than 852,000 electric customers and more than 493,000 gas customers in the state of Washington. See Exhibit 99 for pro forma financial information of the merged company.

On March 20, 1996, shareholders of Washington Energy, Washington Natural, and Puget approved the merger of the companies. On July 15, 1996, the companies completed the required filings with the United States Department of Justice and the Federal Trade Commission under the Hart, Scott, Rodino Antitrust Improvements Act, and all applicable waiting periods have expired. The merger is subject to approval by the Washington Utilities and Transportation Commission ("WUTC"). The WUTC held a series of hearings on the merger in November 1996. On December 11, 1996, Washington Natural, Puget, the staff of the WUTC and the Public Counsel Section of the Washington State Office of the Attorney General filed a stipulated settlement agreement related to the merger for approval by the WUTC. The WUTC held hearings on the settlement on December 18, 1996. Final briefs are due to be filed with the WUTC on January 3, 1997, and an order from the WUTC is expected by mid-January. If the terms and conditions of the WUTC order are acceptable to the boards of directors of the respective companies, the merger could be completed by February 1, 1997.

The merger is estimated to result in cost savings of approximately $370 million, net of costs to achieve the savings, including merger transaction and transition costs, over a ten-year period following the consummation of the merger. The cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements because the terms and conditions under which the WUTC may approve the merger are unknown. At the effective date of the merger, each share of Washington Energy common stock will be converted into .86 shares of PSE common stock and each share of Washington Natural preferred stock will be converted into one share of preferred stock of PSE with like rights and preferences.

The Company's and Washington Natural's principal executive offices are located at 815 Mercer Street, P.0. Box 1869, Seattle, Washington 98111. The telephone number is (206) 622-6767. This Form 10-K is filed on behalf of the Company and Washington Natural, which companies are referred to herein as Registrants.

(b)  Financial Information About Industry Segments

Natural gas distribution is the only significant industry segment the Company is engaged in.

(c)  Description of Business

Washington Natural Gas Company

Washington Natural is engaged predominately in the distribution of natural gas at the retail level. Washington Natural has two subsidiaries, WNG Cap I and WNG Cap II, created to enhance Washington Natural's ability to lower its pipeline transportation costs through capacity release and, in the future, to provide other gas-related services.

(1)  Territory Served

Washington Natural distributes natural gas in a service area extending for approximately 150 miles from north to south in the Puget Sound area of Wash ington state. The area accounts for approximately 2,625 square miles, or 3.9% of the state's land area. The five counties in which Washington Natural's service area is located have a total estimated population of 3,092,000 (56% of the state's population). During 1996, Washington Natural served an average of 484,000 customers. As of September 30, 1996, Washington Natural served 493,000 customers. Washington Natural's service area includes over 80 incorporated municipalities. In addition to Seattle, this area includes five other major cities or industrialized areas, which combine to form the core of Washington

Natural's service territory. The following table contains the percentages of customers and revenues associated with each of the six major cities or industrialized areas:


               Percentage     Percentage
   City       of Customers    of Revenues
-----------   -------------  ------------
Seattle            23%            24%
Tacoma             10%            12%
Bellevue            6%             6%
Kent                5%             5%
Renton              4%             4%
Everett             3%             5%
All others         49%            44%
                  ----           ----
                  100%           100%
                  ====           ====

(2)  Competitive Conditions

The natural gas business competes with oil for industrial uses and space heating, with electricity for drying, cooking, water heating and space heating, and with wood for residential space heating. Although Washington Natural has no direct competition from others distributing natural gas in the territory it now serves, it does compete with gas marketers in the sale, but not the delivery (transportation), of natural gas to large volume customers. Large industrial and commercial end-users also have the option to bypass Washington Natural's distribution system by constructing pipelines to interconnect directly with the interstate pipeline which transports all the natural gas consumed in the region, although no substantial bypass by customers has occurred to date.

Washington Natural currently has a significant competitive price advantage over both electricity and fuel oil in its service territory. In a recent Washington Natural survey of residential energy costs, fuel oil for space heating was approximately 50% more expensive than gas, and electricity for residential energy space heating was up to 168% more expensive than gas. Conversions of residential energy users to gas for a portion of their energy needs remain an important source of new customer additions, with approximately 8,600 residential users converting to gas in 1996. Washington Natural successfully competes with all the electric utilities in its service area for new customers in the new housing construction market, with approximately 9,500 new homes utilizing gas for space and water heating in 1996. Washington Natural's overall market share of the new single-family home construction market in its service territory estimated to exceed 75% for 1996. In residential areas where gas mains already exist, Washington Natural's market share for space and water heating in new construction is even higher. Since the cost of natural gas remains substantially lower than the cost of electricity for home space and water heating throughout its service area, Washington Natural expects that its share of the new home market will continue at 75% or more, and that conversions of existing homes to gas will continue to be a major source of new customers. In 1996, Washington Natural's total customer base grew by approximately 18,700 customers, or 4%. Washington Natural began offering gas transportation service to its industrial and commercial customers in 1986. Washington Natural's wholesale gas supplier at the time, Northwest Pipeline Corporation ("Pipeline"), provided "open access" to its system that enabled Washington Natural to provide such service.
The availability of both firm and interruptible transportation service, which enables industrial and commercial end users to purchase lower cost gas supplies directly from U.S. and Canadian producers, is an important factor in maintaining gas usage by those end users during periods of low residual oil prices. Continued evolution in the natural gas industry, resulting primarily from The Federal Energy Regulatory Commission ("FERC") Order Nos. 436, 500 and 636, has served to increase the ability of large gas end users to bypass Washington Natural in obtaining gas supply and transportation services. To date, however, Washington Natural has not lost any substantial industrial load as a result of bypass. Further, most industrial and commercial users that have a choice of alternate fuels have continued to use gas due to price and other considerations.

While in the past as many as 160 customers annually have taken advantage of the potential savings provided by transportation service, in 1996 approximately 106 commercial and industrial customers, on average, chose to use transportation service. Most customers have chosen to remain either firm or interruptible gas sales customers of Washington Natural.

Natural gas should continue to play a prominent energy role in the Pacific Northwest due to the abundant gas supplies available at competitive prices. Competition with oil in the industrial market continues but is lessening due to increasingly stringent air quality control measures in Washington Natural's service area.

(3)  Customer Usage

Washington Natural's operating revenues and earnings vary seasonally with temperature and weather conditions, particularly in the winter and summer months, because over 90% of its customers use natural gas for space heating. See Item (13) for summarized customer and customer usage statistics for the last five years.

(4)  Employee Relations

As of September 30, 1996, Washington Energy had 1,186 employees of which 1,089 were employed by Washington Natural. In 1996, 1995 and 1994, Washington Natural reduced overall staffing across all employee classifications by 11%, 6% and 12%, respectively. Washington Natural has 820 employees organized within eight local unions with which it has collective bargaining agreements. During 1995, Washington Natural reached collective bargaining agreements with all five unions which had contracts that expired in 1995. The new contracts generally reflected an average annual increase in base wages and benefits of 3% for each of the next three years, the effect of which is partially offset by decreases in the premium time wage rate for certain work. There are no contracts currently under negotiation and the earliest contract expiration is November 30, 1997.

(5)  Franchises

Washington Natural holds nonexclusive franchises from all of the incorporated communities it services except for one city which provides less than 1% of Washington Natural's revenues, and excluding three communities in which franchise renegotiations are in progress but which are expected to be renewed in 1997. The Seattle franchise is perpetual and franchises covering other municipalities generally run for terms of 25 years. Washington Natural also holds certain franchises and revocable permits issued by the Washington State

Department of Transportation covering Washington Natural's facilities located beneath state highway rights-of-way. In addition to the franchises mentioned, Washington Natural holds a Certificate of Public Convenience and Necessity granted by the WUTC to serve the area in which its distribution system is located.

(6)  Environmental Matters

For a description of environmental matters related to the Company and Washington Natural, see Note 9 of Notes to Consolidated Financial Statements.

(7)  Gas Supply

General

Washington Natural currently purchases a blended portfolio of long-term firm, short-term firm, and spot gas supplies from a diverse group of major and independent producers and gas marketers in the U.S. and Canada. Prior to implementation of FERC Order No. 636 in 1993, Washington Natural purchased a portion of its firm gas supply from Pipeline under a firm sales agreement. All of Washington Natural's gas supply is ultimately transported through Pipeline, the sole interstate pipeline directly supplying the western Washington area.

For baseload and peak-shaving purposes, Washington Natural supplements its portfolio of firm gas supply by purchasing natural gas at generally lower prices in summer, injecting it into underground storage facilities and withdrawing it during the winter heating season. The storage facilities at Jackson Prairie in Washington and at Clay Basin in Utah are used for this purpose. Peaking needs are also met by using Washington Natural's gas held in Pipeline's liquefied natural gas ("LNG") facility at Plymouth, Washington, and by producing propane air gas at two plants owned by Washington Natural and located on its distribution system.

Washington Natural expects to meet its firm peak day requirements for residential, commercial and industrial markets through its firm gas purchase contracts, firm transportation capacity, firm storage capacity and other firm peaking resources. Washington Natural believes that it will be able to acquire incremental firm gas supply resources, which are reliable and reasonably priced, to meet anticipated growth in the requirements of its firm customers for the foreseeable future. Washington Natural is committed to securing least cost sources of reliable gas supply, including demand-side management resources, and to optimizing resources to their highest and best use in order to best serve the needs of its firm customers.

Natural Gas Pipeline Deregulation

The implementation of FERC Order No. 636 by Pipeline in November 1993, completed the deregulation of its activities as an interstate natural gas pipeline and unbundled sales services formerly performed by Pipeline. The complete unbundling of Pipeline's services at that date finalized Washington Natural's transition from purchasing all of its gas supply from Pipeline prior to 1986 to purchasing all gas supplies directly from producers and gas marketers. As part of the transition, Washington Natural was assigned certain long-term firm gas supply agreements of Pipeline effective November 1, 1992 and November 1, 1993. In order to deliver purchased gas supplies to its distribution system and to provide transportation service for customer-owned gas, Washington Natural assumed long-term, firm transportation capacity on the transmission systems of

Pipeline and Pacific Gas Transmission Company ("PGT"), together with associated demand charge obligations. Washington Natural also acquired storage capacity with associated demand charge obligations at Clay Basin in two increments effective April 1991 and April 1993.

Gas Supply Portfolio

For the current winter heating season, Washington Natural has contracted for approximately 26% of its expected peak day gas supply requirement from sources originating in British Columbia under a combination of long-term and winter peaking purchase agreements and firm gas exchange arrangements. Long-term gas supplies from Alberta represent approximately 10% of the peak day requirement. Long-term and winter peaking arrangements with U.S. suppliers and gas stored at Clay Basin make up approximately 22% of the peak day portfolio. The balance of the peak day requirement is expected to be met with gas stored at Jackson Prairie, LNG held at Pipeline's Plymouth facility and propane air gas, approximately 30%, 9% and 3%, respectively.

The current firm, long-term gas supply portfolio consists of arrangements with 11 producers and gas marketers, with no single supplier representing more than 10% of the expected peak day requirement. The contracts have remaining terms of less than one year and up to eight years, with an average term of four years. All but one of the supply contracts assigned to Washington Natural by Pipeline have expired. The one remaining contract, with an Alberta supplier, has a remaining term of eight years. All of the current gas supply contracts contain market sensitive pricing provisions based on various published indices.

Washington Natural's firm gas supply portfolio is structured to take advantage of regional price differentials and to market gas and services outside Washington Natural's service territory ("off-system sales") when market opportunities arise and customer demand requirements on system permit. The geographic mix of suppliers and daily, monthly and annual take requirements permit a high degree of flexibility in sourcing gas supplies in off-peak periods to minimize costs. In 1996, Washington Natural's off-system sales totaled approximately 27 billion cubic feet ("BCF") of gas and generated $8.1 million of gross margin. By way of comparison, Washington Natural's on-system volumes totaled approximately 73 BCF. Washington Natural also conducts exchanges of gas with other suppliers or marketers on different pipelines, which generated $1.4 million of gross margin in 1996. The savings or margin from these off-system activities do not affect Washington Natural's earnings, but are passed on to Washington Natural's customers through the purchased gas adjustment ("PGA") mechanism.

Gas Transportation Capacity

Washington Natural currently holds firm transportation capacity on Pipeline and PGT. Holders of such capacity pay fixed monthly demand charges for the right, but not the obligation, to transport a specified quantity of gas from a receipt point to a delivery point on the pipeline each day for the term of the agreement.

Washington Natural holds firm capacity on Pipeline totaling 454,533 million British thermal units ("MMBtu") per day, acquired under seven agreements at various times. Washington Natural has exchanged certain segments of its firm capacity with several parties to effectively lower transportation costs. In the aggregate, Washington Natural's capacity provides for receipt of 204,761 MMBtu per day at Sumas on the Washington border with British Columbia, 173,836
MMBtu per day at various points in Wyoming, Colorado, and Utah and 75,936
MMBtu per day at several interconnections with PGT. Washington Natural also holds seasonal firm capacity on Pipeline for receipt of 236,298 MMBtu per day at the Jackson Prairie storage field and 70,500 MMBtu per day at the Plymouth LNG facility. The latter capacity is available to deliver storage gas to Washington Natural's distribution system during the heating season. Washington Natural's firm transportation capacity contracts with Pipeline have remaining terms ranging from 8 to 19 years. However, Washington Natural has either the unilateral right to extend the contracts under their current terms or the right of first refusal to extend such contracts under then current FERC orders.

Washington Natural holds firm transportation capacity on PGT totaling 90,392 MMBtu per day from Kingsgate on the Idaho border with British Columbia to various interconnections with Pipeline. Gas originating in Alberta is transported to Pipeline utilizing this capacity for subsequent delivery by Pipeline to Washington Natural's distribution system. The contract for this capacity has a remaining term of 27 years.

Gas Storage Capacity

Washington Natural holds storage capacity in the Jackson Prairie and Clay Basin underground gas storage facilities. The Jackson Prairie facility, one-third owned and operated by Washington Natural, is used primarily for intermediate peaking purposes as it is designed to deliver a large volume of gas over a relatively short time period. Washington Natural has peak, firm delivery capacity of 236,298 MMBtu per day and total firm storage capacity of 6,341,660 MMBtu at the facility. The location of the Jackson Prairie facility in Washington Natural's service area provides significant cost savings by reducing the amount of annual pipeline capacity required to meet peak day gas requirements. The Clay Basin storage facility is intended as a baseload gas supply source as well as a peaking supply source. Washington Natural has a maximum firm withdrawal capacity of 111,300 MMBtu per day from the facility with total storage capacity of 13,419,000 MMBtu. The capacity is held under two contracts with remaining terms of 17 and 24 years.

LNG and Propane Air

LNG and propane air gas provide gas supply on short notice for short periods of time. Due to their high cost, these sources are utilized as the supply of last resort in extreme peak demand periods lasting a few hours or days. Washington Natural has long-term contracts for storage of 241,700 MMBtu of its gas as LNG at Pipeline's Plymouth facility, which equates to approximately three and one-half days' supply at maximum daily deliverability of 70,500 MMBtu. Washington Natural owns storage capacity for approximately 1.4 million gallons of propane. The facilities are capable of delivering the equivalent of 30,000 MMBtu of gas per day for up to four days directly into Washington Natural's distribution system.

Capacity Release

One of the most significant changes resulting from the deregulation of the natural gas industry is the advent of capacity release to counter the impact on pipeline customers of the straight fixed variable rate design used by interstate pipelines. Under this rate design, essentially all pipeline costs are recovered from customers through fixed monthly demand charges, rather than volumetrically as in the past. The FERC provided the capacity release mechanism as the means for holders of firm capacity to relinquish temporarily unutilized pipeline capacity to others in order to recoup all or a portion of the cost of such capacity. Capacity may be released through several methods including open bidding and by prearrangement. All capacity available for release is posted on electronic bulletin boards of the pipelines. In 1996, Washington Natural utilized buy/sell and capacity release mechanisms to recoup $1.3 million out of approximately $28.3 million of demand charges for which the capacity was not utilized in off-peak periods. WNG CAP I and WNG CAP II, wholly-owned subsidiaries of Washington Natural, were formed to provide additional flexibility and benefits from capacity release. All savings from capacity release are passed on to Washington Natural's customers through the PGA mechanism. In addition, off-system sales activities have often bundled the gas commodity or other commodity services with transportation, which has increased capacity utilization. In approving Washington Natural's last PGA, effective May 15, 1995 the WUTC allowed all previously incurred and projected capacity related demand charges to be recovered in rates.

The Western Market Center

In 1995, Washington Natural announced its intention to participate in The Western Market Center, a regional gas supply and market hub in the Muddy Creek Area in southwest Wyoming. Washington Natural's participation had been predicated upon the successful completion of certain contractual conditions precedent. The conditions precedent were not successfully completed; therefore, Washington Natural's participation was not finalized. The costs incurred by Washington Natural in pursuing participation in The Western Market Center were not material and were expensed as incurred.

Reallocation of Pipeline Transition Costs

In May 1994, Pipeline was ordered by the FERC to modify the previous allocation of transition costs, totaling $34 million plus interest, incurred in "unbundling" interstate pipeline services. Under this order, Washington Natural's share of these costs increased from $1.2 million, previously paid, to $10.4 million, inclusive of interest. Washington Natural and six other customers filed requests for rehearing. In December 1994, the FERC issued an order denying the rehearing requests and permitting Pipeline to bill customers under the modified allocation methodology. Pending the outcome of an appeal to the United States Court of Appeals, Washington Natural paid a total of $9.8 million, inclusive of interest, in monthly installments in 1995 and 1996, representing its share of the reallocated costs. The court appeal is still pending. The WUTC has allowed Washington Natural to recover the full amount of the increased transition costs as part of the PGA which went into effect on May 15, 1995.

(8)  Regulation and Rates

Washington Natural is subject to the jurisdiction of, and regulation by, the WUTC, a three-member body appointed by the governor of Washington state. Such regulation relates principally to rates; service; issuance of securities; acquisition, extension and abandonment of facilities; affiliated party transactions; and safety regulations. Under Washington law, the WUTC is required to act upon rate filings within 11 months of the date of filing.

Since 1971, the WUTC has permitted Washington Natural to pass on to its customers, through changes in its rates, all changes in the price of gas it purchases from non-affiliated suppliers, using the PGA mechanism. This mechanism allows Washington Natural to pass these cost increases or decreases on to its customers on a timely basis, resulting in no material impact on net income. Since an order disallowing a portion of the cost of gas purchased from a subsidiary of Resources (at that time a Washington Natural affiliate) related to a 1991 filing, the WUTC has authorized three PGAs with no disallowance of purchased gas costs. The effects of the subsequent adjustments in 1992 and 1993 substantially increased rates and were allowed on a timely basis. The most recent PGA was approved by the WUTC, effective May 15, 1995. This PGA resulted in a pass-through to customers of an annual reduction of $46.5 million in the cost of purchased gas.

July 1992 Rate Case

In July 1992, Washington Natural filed with the WUTC for a general rate increase, Docket No. UG-920840 (the "July 1992 Rate Case"), requesting an additional 13%, or $41.4 million, in annual revenues. Of the requested amount, $28.4 million, or 8.9%, was for general rate relief. The remainder covered new programs such as environmental cleanup activities, compliance with revisions to safety rules, the replacement of unprotected steel and cast iron underground pipe, and the proposed development of public compressed natural gas refueling stations for natural gas vehicles. At a subsequent date, Washington Natural reduced its rate request to $14.8 million on an annual basis.

On September 27, 1993, the WUTC issued its decision in the July 1992 Rate Case, ordering a decrease in Washington Natural's rates and margin of $15.4 million on an annual basis, effective October 9, 1993. The principal differences in the annual revenue requirement between Washington Natural's rate request and the WUTC's ordered rate reduction were:

(1) approximately $11 million of adjustments made by the WUTC to disallow certain expenses related to advertising, marketing and merchandising;

(2) approximately $10 million due to an allowed overall rate-of-return of 9.15% on a rate base of $483.9 million, compared to Washington Natural's proposed overall rate-of-return of 9.98% on $504.0 million of rate base;

(3) $5.2 million related to disallowance of Washington Natural's proposed attrition allowance; and

(4)  $4.8 million associated with the weather normalization calculation.

November 1993 Rate Case

After reviewing the WUTC's decision in the July 1992 Rate Case and giving consideration to filing of a motion for reconsideration with the WUTC, Washington Natural determined that the most appropriate action would be to file a limited-scope general rate case. This case, Docket No. UG-931405, was filed in November 1993 (the "November 1993 Rate Case"), and requested a revenue and margin increase of $24.6 million. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of additional utility plant for system improvements and expansions since calendar year 1991, which was used as the base measurement year in the July 1992 Rate Case. In May 1994, the WUTC issued an order approving a settlement of the November 1993 Rate Case. The terms of the settlement agreement provided for a $19.0 million increase in annual revenue and margin and an agreement that Washington Natural would not request an increase in total revenues, other than through PGA filings or in certain limited circumstances, prior to March 1, 1995.

March 1995 Rate Case

In March 1995, Washington Natural filed a general rate case, (the "March 1995 Rate Case") Docket No. UG-950278, seeking to raise rates by 8.5%, or $35.4 million on an annual basis. The filing was requested in order to reflect the higher costs of capital and increased operating costs as a result of customer growth. As part of the filing, Washington Natural petitioned that $17.8 million of the $35.4 million request be granted as interim rate relief.

On May 11, 1995, Washington Natural and the WUTC reached a negotiated settlement of the March 1995 Rate Case. The settlement provided a $17.7 million annual increase in revenue and margin, excluding municipal utility taxes on gross revenues. The increase reflected an allowed rate-of-return on common equity in the range of 11% - 11.25%, up from the previous level of 10.5%. The settlement accepted by the WUTC also stipulated that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. The new rates became effective May 15, 1995. As part of the settlement, Washington Natural agreed not to make a general rate case filing prior to May 15, 1997. The agreement, however, does not preclude filing under the PGA mechanism or for interim emergency rate relief if conditions warrant.

Rate Redesign Filing

As a result of the WUTC's decision in the July 1992 Rate Case, Washington Natural filed a Transportation Service, Cost of Service and Rate Redesign Proposal in June 1994 (the "Rate Redesign Filing"). In its July 1992 Rate Case decision, the WUTC did not accept any of the cost of service methodologies proposed, explaining that the changing nature of the industry, including the separate and distinct function of providing transportation service, required additional consideration. The Rate Redesign Filing, Docket No. UG-940814, included proposed rates that would better reflect the actual cost of serving various classes of customers. The filing applied a methodology that takes peak demand costs into consideration in addition to average volumetric throughput. This peak-and-average approach is, in Washington Natural's opinion, responsive to the reality of the current natural gas market and treats transportation as a separate and distinct service.

On May 11, 1995, the WUTC ordered the implementation of a cost-based rate design effective May 15, 1995. The order, while revenue neutral in total, shifted rates and costs, and thus margin responsibility, among customer classes. The average margins on transportation service decreased by 26% and margins on sales to larger volume industrial sales customers decreased by 27%. The order also raised average residential margins 4.5%. Firm commercial and smaller industrial average margins were not affected. The changes in transportation and industrial margins made the utility economically indifferent to customer choices between transportation and sales service. The order enhances Washington Natural's ability to offer rates that support cost effective and responsible growth.

Line Extension and New Customer Addition Policy

In March 1995, the WUTC approved a new tariff for extending natural gas mains and services to new customers. Under the new policy, main and service extensions that meet or exceed the target rate-of-return, currently 9.15%, based on an analysis of estimated costs and gas usage, are provided without requiring economic support from customers. This new policy helps ensure that new customer growth is profitable. If a new main or service extension is estimated to have a rate-of-return between 6.86% and 9.15%, the customer is required to make either a one-time contribution or pay a new customer rate, at the customer's choice. A contribution is a one-time advance payment to cover a portion of the costs of construction. This advance payment may be refundable over a five-year period based on additional new customer load which has been added to the new main or service extension since it was initially installed. The other choice is payment of a nonrefundable new customer rate for five years. The new customer rate is essentially a surcharge of 11.5 cents per therm for new residential developments, or 17 cents per therm for single-family residential or small commercial conversions. If the main extension is estimated to have a rate-of-return of less than 6.86%, the customer must make a nonrefundable contribution in aid of construction in addition to either the refundable advance payment or the new customer rate discussed above.

(9)  Regulated Equipment Rentals

Washington Natural is also engaged in the business of leasing water heaters and conversion burners for residential and commercial use. As of September 30, 1996, Washington Natural had approximately 114,000 equipment leases with customers with original cost and net book value of approximately $71 million and $61 million, respectively. Lease revenues are included in the financial statements as part of Regulated Utility Sales since the rates charged are subject to the approval of the WUTC. The following table summarizes lease revenues and the number of equipment leases over the last three years ended September 30,:


                                  1996          1995          1994
                              -----------   -----------   -----------
Lease revenues                $10,027,000   $ 9,274,000   $ 8,391,000
Equipment leases                  114,000       119,000       123,000
Average revenue per lease     $        88   $        78   $        68

The number of equipment leases has been declining over the last several years because more customers choose to own their gas equipment rather than to lease. However, lease revenues have increased due to rate increases of approximately $1 per month per lease for most residential customers in each of the last three years. The leases may be terminated on 30 day's written notice by the customer, in which case, Washington Natural removes the equipment at no charge to the customer. However, most customers elect to purchase the equipment at a price which approximates net book value of the equipment.

(10)  Merchandise Marketing

In order to address the concerns raised by the WUTC in the 1992 Rate Case regarding allocations between Washington Natural's regulated activities and non-regulated merchandise activities, the merchandise sales business was transferred on October 1, 1993 to Services, a newly-formed subsidiary of Washington Energy. At that time, Washington Natural terminated all merchandise sales activity. See Merchandise and Energy Efficiency Products on page 18.

(11)  Repair Services

Effective January 8, 1995, the WUTC approved a new customer service policy for Washington Natural. The policy allows the company to perform emergency and certain safety and inspection services for customers at no charge. Under this policy, if the service is performed in 15 minutes or less, there is no charge to the customer. In addition, the policy allows Washington Natural to perform more extensive repair services on gas space and water heating equipment for a charge at market rates. The provision of repair services at market rates is a nonregulated business activity which is accounted for in the "Other Income (Expense)" section of the income statement. Repair services contributed pre-tax net income of $673,995 and $130,714 for 1996 and 1995, respectively.

(12)  New Construction

Washington Natural is one of the faster growing natural gas LDCs in the nation due to economic growth in its service area and the high conversion rate of existing homes to gas. Washington Natural expects to exceed 500,000 gas customers by December 31, 1996. In 1996 and 1995, Washington Natural made $91.0 million and $86.7 million, respectively, in capital expenditures to add new customers and to maintain the reliability and safety of its distribution system. Washington Natural's capital spending in 1997 is projected to be approximately $91 million.

See the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations at page 34.

(13)  Washington Natural's Utility Operating Statistics


                                                Year Ended September 30,
                                  --------------------------------------------------
                                    1996      1995       1994      1993       1992
                                  --------  --------   --------  --------   --------
                                                  (in thousands)
Regulated utility sales:

  Residential firm gas sales      $238,560  $231,202   $206,602  $195,936   $152,015
  Commercial firm gas sales         94,251    97,396     91,749    87,644     67,393
  Industrial firm gas sales         20,024    25,860     28,827    23,967     17,226
  Interruptible gas sales           23,376    44,511     51,425    44,160     29,593
  Transportation services           12,812    10,762      8,399     8,434     11,231
  Other                             11,085    10,317      9,405     7,712      7,481
                                  --------  --------   --------  --------   --------
    Total regulated utility
     sales                        $400,108  $420,048   $396,407  $367,853   $284,939
                                  ========  ========   ========  ========   ========

Customers, average number
 served:
  Residential firm                 440,586   423,195    403,642   383,291    361,454
  Commercial firm                   39,651    38,378     37,112    35,951     34,503
  Industrial firm                    2,762     2,754      2,824     2,844      2,857
  Interruptible                      1,000     1,037      1,009       988        948
  Transportation                       106        55         36        68        130
                                   -------   -------    -------   -------    -------
     Total average customers       484,105   465,419    444,623   423,142    399,892
                                   =======   =======    =======   =======    =======

Gas volumes (thousands of
 therms):
  Residential firm sales           421,727   398,283    371,472   382,118    301,887
  Commercial firm sales            188,321   179,725    174,668   177,724    142,402
  Industrial firm sales             46,640    55,365     62,698    54,096     52,019
  Interruptible sales               72,229   132,316    151,175   127,678     78,645
  Transportation volumes           242,299   156,941    119,590   159,765    199,143
                                   -------   -------    -------   -------    -------
    Total gas volumes              971,216   922,630    879,603   901,381    774,096
                                   =======   =======    =======   =======    =======

  Working gas volumes in
   storage at year end
   (thousands of therms)
    Jackson Prairie                 65,834    65,834     65,834    65,834     65,834
    Clay Basin                      82,847   130,970     47,557    70,006     43,246

                                              Year Ended September 30,
                                 --------------------------------------------------

                                   1996      1995       1994       1993      1992
                                 --------  --------   --------   --------  --------
Average use per customer
 (therms):
  Residential firm                     957       941        921        998       835
  Commercial firm                    4,749     4,683      4,708      4,903     4,127
  Industrial firm                   16,886    20,103     22,035     24,618    18,208
  Interruptible                     72,229   127,595    147,315    129,231    82,959
  Transportation                 2,285,840 2,853,473  3,400,694  2,133,676 1,531,869

Average revenue per customer:
  Residential firm                $    541  $    546   $    512   $    511  $    421
  Commercial firm                    2,377     2,538      2,472      2,438     1,953
  Industrial firm                    7,250     9,390     10,208      8,427     6,029
  Interruptible                     23,376    42,923     50,966     44,695    31,216
  Transportation                   120,868   195,673    233,306    124,029    86,392

Average revenue per therm
 (cents):
  Residential firm                    56.6      58.0       55.6       51.3      50.4
  Commercial firm                     50.0      54.2       52.5       49.3      47.3
  Industrial firm                     42.9      46.7       46.0       44.3      33.1
  Interruptible                       32.4      33.6       34.0       34.6      37.6
    Total sales customers             51.6      52.1       49.8       47.4      46.3
  Transportation                       5.3       6.9        7.0        5.3       5.6

Average cost per therm of
 gas sold (cents) (1):                24.4      28.6       29.5       24.0      22.7

Weather - degree days                4,630     4,201      4,289      4,702     3,933
  % of normal (30-yr avg)              97%       88%        90%        98%       82%

(1) Average Cost Per Therm includes both fixed and variable elements, and it is not common gas industry practice to allocate these among classes of customers. Washington Natural does not sell or transport gas to any of its customers at a loss or on a break-even basis.

Oil and Gas Exploration and Production

The Company has participated in the oil and gas exploration and production business since 1974 through Resources and its predecessor, Thermal Exploration, Inc., and since 1994, through its investment in Cabot. In May 1994, Resources was merged in a tax-free exchange with a wholly-owned subsidiary of Cabot, based in Houston, Texas. Through the merger the Company owns 16.4% of Cabot's outstanding voting securities, consisting of 2,133,000 shares of common stock representing 9.4% of total common shares outstanding, and 1,134,000 shares of convertible voting preferred stock. William P. Vititoe, Chairman of the Washington Energy Board of Directors ("Board of Directors"), Chief Executive Officer and President of Washington Energy, and Robert F. Bailey, a director of Washington Energy, also became members of Cabot's board of directors. See Note 12 of Notes to Consolidated Financial Statements for further discussion of the merger transaction.

The Company is accounting for its investment in Cabot's common stock using the equity method, whereby the Company is recording its proportionate share of Cabot's earnings and losses available to common shareholders as "Other Income (Expense)." Only a brief summary of Cabot's business, taken from its 1995 Form 10-K filing, is presented here since Cabot's stock is publicly traded on the New York Stock Exchange ("NYSE") and more detailed information is available in its filings with the Securities and Exchange Commission ("SEC"). Cabot's fiscal year corresponds to the calendar year.

Substantially all of Cabot's operations are in the Appalachian Region of West Virginia, Pennsylvania and New York, and in the Western Region, including the Anadarko Basin of southwestern Kansas, Oklahoma and the Texas Panhandle, in the Green River Basin of Wyoming and in South Texas. Cabot has operated in the Appalachian Region for over 100 years and in the Anadarko Basin for over 50 years. Cabot's proved reserves at December 31, 1995 totaled approximately 922 billion cubic feet equivalent ("Bcfe"), 97% of which was natural gas, primarily in long-lived fields with extended production histories. Historically, Cabot has maintained its reserve base through low-risk development drilling, although it acquired its interests in the Green River Basin and South Texas through the 1994 Resources merger, valued by Cabot at $176 million, and made two other significant reserve acquisitions in 1993 at a total cost of $82.4 million. Cabot continues to focus its operations in the Appalachian and the Western Region through development of undeveloped reserves, acquisition of oil and gas producing properties and, to a lesser extent, exploration.

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

The oil and gas production business is highly competitive and Cabot's operating results are largely determined by the natural gas prices prevailing in the markets it serves. In response to the nation-wide decline in natural gas prices in 1995, Cabot instituted numerous cost reduction measures, including employee lay-offs and consolidation of administrative functions. Cabot's operating results in 1996 have reflected the positive effects of these cost reductions and improvements in gas prices. During the quarter ended September 30, 1995, Cabot wrote down the carrying value of its oil and gas producing assets by $113.9 million in connection with early adoption of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." See Managements' Discussion and Analysis of Financial Conditions and Results of Operations at page 27 and Note 12 of Notes to Consolidated Financial Statements for further information regarding Cabot's operating results and the SFAS No. 121 write downs recognized by Washington Energy related to its investment in Cabot.

Merchandise and Energy Efficiency Products

Since the late 1950s Washington Natural had marketed energy-efficient gas appliances and conservation products which complemented its gas distribution service. In order to address concerns raised by the WUTC during the July 1992 Rate Case regarding allocations of common costs between Washington Natural's regulated activities and its non-regulated merchandise sales activities, the merchandise sales business was transferred on October 1, 1993, to Services, a newly-formed, wholly-owned subsidiary of Washington Energy. Effective the same date, the Company's HomeGuardTM security systems business, which had been conducted by another of the Company's then wholly-owned subsidiaries, Thermal Efficiency, Inc., was also transferred to Services.

Services sells three types of products, primarily to residential homeowners: gas appliances, including furnaces; energy efficient window and siding products; and security systems and monitoring. With the elimination of joint marketing through Washington Natural and the sharing of certain common costs, Services has changed the scope and the manner in which this business is conducted. The product lines have been narrowed to focus on higher margin products. All product installations and servicing are conducted by independent dealers and contractors. Product purchases are consolidated with fewer distributors, who also perform inventory and delivery functions. Services does not provide its own long-term installment financing for customer purchases.

The markets for Services' products are highly competitive. Competitors range from large, widely-known national chains to small, independent dealers with minimal name recognition. Services' sales strategy is based on an extensive advertising campaign drawing on association with Washington Energy, the convenience of in-home purchasing, comprehensive research of the marketplace and a knowledgeable, well-trained sales force.

In July 1996, Services' president resigned and Services entered into a short-term management agreement with Northwest Water Heater, Inc. ("Northwest") to undertake the day-to-day management of Services. Northwest is the largest supplier and installation and service contractor of Services. During 1996, transactions with Northwest comprised 58% of Services' cost of goods sold. Northwest's conduct in providing management services is subject to specific terms and conditions of the agreement and oversight by officers of Washington Energy.

Other Businesses

Certain gas transportation, storage and other contractual arrangements that were excluded from the 1994 merger of Resources with Cabot were transferred to a newly-formed, wholly-owned subsidiary of the Company, Washington Energy Gas Marketing Company ("WEGM"). See Note 13 of Notes to Consolidated Financial Statements for further information regarding these excluded contractual arrangements.

Between 1987 and June 30, 1996, the Company and its subsidiaries' primary liability insurance coverage was provided by Mercer Insurance Company Limited ("Mercer Insurance"), a Bermuda-domiciled insurance company. Mercer Insurance was wholly-owned by WECO Finance Company, a wholly-owned subsidiary of Washington Energy, and provided insurance only to Washington Energy and its subsidiaries. On June 30, 1996, Mercer Insurance was liquidated, and the Company and its subsidiaries assumed the liabilities of Mercer Insurance for claims and will be self-insured for future losses up to $1,000,000 per event. The Company and its subsidiaries will continue to maintain umbrella insurance policies with unrelated commercial carriers for losses in excess of $1,000,000.

Discontinued Coal and Railroad Operations

The Company has held investments in undeveloped coal properties in Montana since 1976 through its wholly-owned subsidiary Thermal Energy, Inc., which currently has a 95% ownership interest in the Montco Partnership ("Montco"). The Company has pursued pre-construction development of a rail line since 1981, through its wholly-owned subsidiary ThermRail, Inc., which holds an 87.5% partnership interest in the Tongue River Railroad Company ("TRR"), to transport low-sulfur coal from the substantial reserves in southeastern Montana, including the Montco holdings. In September 1996, the Company decided to seek a buyer for its undeveloped coal properties and to cease development efforts on the associated railroad. This decision was based upon the uncertainty of future coal prices in relation to the high carrying costs of the properties. Accordingly, the 1996 consolidated financial statements of the Company reflect the coal and rail operations as discontinued operations. See Note 14 of Notes to Consolidated Financial Statements for additional information on the discontinued coal and rail operations.

Discontinued Biowaste Business

Between 1984 and 1994, the Company engaged in the development of biowaste technology through Unisyn, a Hawaii general partnership and its predecessor. Unisyn developed and patented pollution control technology which processed organic wastes by anaerobic digestion and produced saleable by-products; however, Unisyn was unsuccessful in licensing its technology to others. In August 1993, the Company decided to divest the Unisyn operation, which was reported as a discontinued operation in the Company's financial statements in that year. In August 1994, the Company sold the stock of its two wholly-owned subsidiaries, Thermal Efficiency, Inc. and Holdings Northwest, Inc., which jointly owned Unisyn. The two subsidiaries had no other significant operations or assets at the date of sale. See Note 14 of Notes to Consolidated Financial Statements for additional information on the discontinued biowaste business.

(d)  Financial Information About Foreign and Domestic Operations and
      Export Sales

Washington Energy and its subsidiaries do not export products to, or engage in significant business activities in, foreign countries.

Item 2.  Properties

Washington Natural's properties consist primarily of its underground natural gas distribution system and associated facilities owned in fee in 65 cities and towns (principally Seattle, Bellevue, Tacoma, Kent and Everett) and parts of five counties in the Puget Sound region of Washington State. It owns a total of 268 acres of land, of which 20 acres are used for peak-shaving plants, 60 acres for city gate stations for receipt of natural gas, and the balance for distribution service facilities and office buildings.

Washington Natural also owns a one-third undivided interest in the Jackson Prairie underground gas storage field, consisting of 300 acres of owned surface land and storage and 3,234 acres of leased storage. The site includes 81 wells for injection and withdrawal of gas or water and compression facilities. Approximately 21.5 billion cubic feet of non-inventory cushion gas is in place.

The principal structures owned are service facilities, office buildings, warehouses and propane gas production facilities in Seattle, Tacoma, Bellevue and Auburn. Small local office and service buildings in various other communities are owned or leased.

Substantially all of the property of Washington Natural is subject to the lien of its first mortgage bond indenture.

The Company believes its properties to be generally in good condition and well maintained and to be suitable and adequate to carry on the Company's business.

Item 3.  Legal Proceedings

For a description of the legal matters related to the Company and Washington Natural see Note 10 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1996.

Executive Officers of the Registrants

        Name          Title                                                Age
-------------------   -------------------------------------------------    ---

William P. Vititoe    Chairman of the Board of Directors, Chief             58
                      Executive Officer and President (Chairman and
                      Chief Executive Officer since February 1994;
                      President since April 1994).  (1)

Timothy J. Hogan      Executive Vice President - Chief Operating Officer    45
                      since August 1995; Senior Vice President - Supply,
                      Administration and Corporate Secretary, February
                      1995 -  August 1995; Vice President - Supply,
                      Administration and Corporate Secretary, June 1994
                      - February 1995; Vice President - Legal and
                      Corporate Secretary, February 1990 - June 1994.
                      (1)

James P. Torgerson    Executive Vice President - Chief Administrative       44
                      Officer and Chief Financial Officer since August
                      1995; Senior Vice President - Finance, Planning
                      and Development and Chief Financial Officer,
                      February 1990 - August 1995.  (1)

Robert J. Tomlinson   Senior Vice President - General Counsel and           60
                      Corporate Secretary since August 1995; Senior Vice
                      President - Legal and Administration, February
                      1990 -  August 1995.  (1)

William J. Wortley    Senior Vice President - Government Affairs since      59
                      August 1995; Senior Vice President - Public
                      Affairs, February 1993 - August 1995;  Vice
                      President - Public Affairs, April 1989 - February
                      1993.  (2)

Allyn P. Hebner       Vice President - Finance, Treasurer and Chief         43
                      Accounting Officer since August 1995 (1); Vice
                      President and Chief Accounting Officer, June 1994
                      - August 1995 (1); Vice President and Treasurer of
                      Washington Energy Resources Company, February 1993
                      - June 1994 (3); Assistant Vice President and
                      Treasurer of Washington Energy Resources Company,
                      April 1991  - February 1993.  (3)

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

                                   PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

The common stock of Washington Energy is traded on the NYSE (trading symbol is WEG). The following table reflects the dividends paid and the range of high and low selling prices of the Company's common stock on the NYSE by quarter for 1996 and 1995:

                                                Price Range
                        Dividends         ----------------------
        Period          Per Share           High           Low
---------------------   ---------         -------        -------
1996      1st Quarter        $.25         $19-1/8        $16-1/2
          2nd Quarter         .25          20-5/8         18-5/8
          3rd Quarter         .25          20-5/8         18-3/8
          4th Quarter         .25          19-7/8         18-1/2



1995      1st Quarter        $.25         $14-3/4        $12-1/2
          2nd Quarter         .25          14-3/8         13
          3rd Quarter         .25          16-7/8         13
          4th Quarter         .25          17-3/8         15-3/4

There were approximately 11,470 common shareholders of record of the Company as of December 15, 1996. It is currently the policy of the Board of Directors to declare cash dividends payable in December, March, June and September of each year. The Company and its predecessor have paid cash dividends since 1960. The dividend rate is reassessed regularly in light of existing conditions, the needs of the Company and the interests of shareholders. See
Note 4 of Notes to Consolidated Financial Statements for a description of certain limitations on the Company's ability to pay dividends.

Issuance of Unregistered Securities

On January 31, 1996, Washington Energy awarded compensatory stock bonuses of 200 shares of common stock to each of its outside directors pursuant to the Washington Energy Company Directors' Stock Bonus Plan. Issuance of these shares was deferred at the election of the directors entitled to receive them. In addition, in 1996 the Company issued 217 shares of common stock to a former director who in prior years had elected to defer receipt of his shares. These stock bonuses were awarded, and the shares of common stock were issued, without registration under the Securities Act of 1933, as amended (the "Act"). The extent, if any, that such grants and issuances constitute the "sale" of securities subject to the Act, Washington Energy claims exemption from registration pursuant to Section 4(2) of the Act.

Item 6.  Selected Financial Data


WASHINGTON ENERGY COMPANY AND SUBSIDIARIES


                                              Year Ended September 30,
                             ------------------------------------------------------------
                                 1996         1995        1994        1993        1992
                             -----------   ----------  ----------  ----------  ----------
                                       (in thousands except per share amounts)
OPERATING REVENUES:

  Regulated utility sales     $  400,108   $  420,048  $  396,407  $  367,853  $  284,939
  Merchandise and other           25,603       23,563      35,618      71,185      72,533
  Oil and natural gas
   operations                         --           --          --      31,354      17,616
                              ----------   ----------  ----------  ----------  ----------
    TOTAL OPERATING
     REVENUES                 $  425,711   $  443,611  $  432,025  $  470,392  $  375,088
                              ==========   ==========  ==========  ==========  ==========

OPERATING INCOME              $   71,986   $   51,841  $   28,232  $   55,569  $   45,980
OTHER INCOME (EXPENSE),
 NET                              (5,870)     (25,951)    (36,787)     (1,895)       (956)
                              ----------   ----------  ----------  ----------  ----------
GROSS INCOME (LOSS)               66,116       25,890      (8,555)     53,674      45,024
                              ----------   ----------  ----------  ----------  ----------
INTEREST CHARGES                  41,156       40,355      36,162      31,639      31,043

INCOME (LOSS) FROM
 CONTINUING OPERATIONS            24,960      (14,465)    (44,717)     22,035      13,981
DISCONTINUED OPERATIONS           (1,832)     (26,597)       (929)    (12,388)     (2,542)
                              ----------   ----------  ----------  ----------  ----------
NET INCOME (LOSS)                 23,128      (41,062)    (45,646)      9,647      11,439

DIVIDENDS ON PREFERRED
 STOCK                                --           --           9         101         105
EXCESS PREMIUM, PREFERRED
 REDEMPTION                           --           --         673          --          --
                              ----------   ----------  ----------  ----------  ----------
EARNINGS (LOSS) ON COMMON
 STOCK                        $   23,128  $   (41,062) $  (46,328) $    9,546  $   11,334
                              ==========   ==========  ==========  ==========  ==========
EARNINGS (LOSS) PER COMMON
 SHARE FROM:
  Continuing operations       $     1.03  $      (.61) $    (1.93) $      .95  $      .71
  Discontinued operations           (.07)       (1.11)       (.04)       (.53)       (.13)
                              ----------   ----------  ----------  ----------  ----------
EARNINGS (LOSS) PER COMMON
 SHARE                        $      .96  $     (1.72) $    (1.97) $      .42  $      .58
                              ==========   ==========  ==========  ==========  ==========

                      WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                                      (Continued)


                                              Year Ended September 30,
                              -----------------------------------------------------------
                                 1996         1995        1994        1993        1992
                              ----------   ----------  ----------  ----------  ----------
                                       (in thousands except per share amounts)

DIVIDENDS PER COMMON SHARE    $     1.00   $     1.00  $     1.00  $     1.40  $     1.40
                              ==========   ==========  ==========  ==========  ==========
TOTAL COMMON DIVIDENDS
 DECLARED based on shares
 outstanding on record
 dates during each period     $   24,149   $   23,877  $   23,468  $   32,282  $   27,499
                              ==========   ==========  ==========  ==========  ==========
TOTAL ASSETS                  $1,034,436   $  978,785  $1,026,637  $1,027,014  $  892,728
                              ==========   ==========  ==========  ==========  ==========
LONG-TERM DEBT AND RE-
 DEEMABLE PREFERRED STOCK     $  434,920   $  400,060  $  380,200  $  370,700  $  304,228
                              ==========   ==========  ==========  ==========  ==========
COMMON SHAREHOLDERS'
 INTEREST                     $  199,351   $  196,686  $  256,800  $  322,931  $  275,517
                              ==========   ==========  ==========  ==========  ==========

               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES


                                                 Year Ended September 30,
                                     ---------------------------------------------------
                                       1996       1995      1994       1993       1992
                                     --------   --------  --------   --------   --------
                                                      (in thousands)
OPERATING REVENUES:

  Regulated utility sales            $400,108   $420,048  $396,407   $367,853   $284,939
  Merchandise and conservation
   products                                --         --        --     63,210     66,083
                                     --------   --------  --------   --------   --------
    TOTAL OPERATING REVENUES         $400,108   $420,048  $396,407   $431,063   $351,022
                                     ========   ========  ========   ========   ========
TOTAL GROSS MARGIN (Regulated
 utility sales less cost of gas
 sold)                               $222,389   $201,026  $172,905   $186,696   $154,603
                                     ========   ========  ========   ========   ========

OPERATING INCOME                     $ 69,076   $ 50,513  $ 26,381   $ 49,889   $ 38,143
OTHER INCOME (EXPENSE), NET              (229)      (443)   (3,860)    (1,036)       135
                                     --------   --------  --------   --------   --------
GROSS INCOME                           68,847     50,070    22,521     48,853     38,278
INTEREST CHARGES                      (31,623)   (32,216)  (30,764)   (27,082)   (26,047)
                                     --------   --------  --------   --------   --------
NET INCOME (LOSS)                      37,224     17,854    (8,243)    21,771     12,231
DIVIDENDS ON PREFERRED STOCK            7,020      7,126     3,979      2,720      2,740
EXCESS PREMIUM, PREFERRED
 REDEMPTION                                --         --       798         --         --
                                     --------   --------  --------   --------   --------
EARNINGS (LOSS) ON COMMON STOCK      $ 30,204   $ 10,728  $(13,020)  $ 19,051   $  9,491
                                     ========   ========  ========   ========   ========
TOTAL COMMON DIVIDENDS DECLARED
 based on shares outstanding on
 record dates during each period     $ 16,578   $     --  $ 16,937   $ 26,045   $ 21,691
                                     ========   ========  ========   ========   ========
TOTAL ASSETS                         $943,918   $879,893  $862,397   $825,713   $722,390
                                     ========   ========  ========   ========   ========
LONG-TERM DEBT AND REDEEMABLE
 PREFERRED STOCK                     $434,920   $400,060  $380,200   $370,700   $304,280
                                     ========   ========  ========   ========   ========
COMMON SHAREHOLDER'S INTEREST        $268,774   $251,528  $235,988   $262,334   $205,599
                                     ========   ========  ========   ========   ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Washington Energy's net earnings available to common stock totaled $23.1 million, or $.96 per share, in 1996 compared with net losses incurred of $41.1 million, or $1.72 per share, in 1995 and $46.3 million, or $1.97 per share, in 1994. Net earnings or losses available to common stock for all periods presented include losses from discontinued operations consisting of carrying and development costs for undeveloped coal reserves and a related railroad. The 1994 loss from discontinued operations also includes a loss on disposition of a biowaste business. The improvement in 1996 earnings resulted from the absence of substantial asset impairments and other significant charges associated with strategic realignment and restructuring of the Company ("Special Charges"), and continued improvement in utility earnings. The following table summarizes net earnings and losses on common by year (amounts in millions except per share).


                             1996               1995                1994
                      ----------------   ----------------    ----------------
                                   Per                Per                 Per
                      Amount     Share    Amount    Share    Amount     Share
                      ------   -------    ------  -------    ------   -------

Before Special
 Charges              $ 24.9    $ 1.03    $  8.2   $  .34    $ (3.7)   $ (.15)
Special Charges           --        --     (22.7)    (.95)    (41.7)    (1.78)
                      ------    ------    ------   ------    ------    ------
Continuing
 operations             24.9      1.03     (14.5)    (.61)    (45.4)    (1.93)
Discontinued
 operations             (1.8)     (.07)    (26.6)   (1.11)      (.9)     (.04)
                      ------    ------    ------   ------    ------    ------
Earnings (loss)
 on common stock      $ 23.1    $  .96    $(41.1)  $(1.72)   $(46.3)   $(1.97)
                      ======    ======    ======   ======    ======    ======

In September 1996, the Company decided to seek a buyer for its undeveloped coal properties and to cease development efforts on the associated railroad. Accordingly, the Company's financial statements have been restated to reflect these businesses as discontinued operations. The 1996 loss from discontinued operations includes an after-tax charge of $446,000 to establish a reserve for estimated operating losses through disposition. In 1995, the Company wrote down the carrying value of its coal properties by $34.7 million ($22.6 million after tax) and wrote off its entire railroad investment of $6.0 million ($3.9 million after tax) with adoption of SFAS No. 121.

The 1995 Special Charges resulted from: 1) adoption of SFAS No. 121 by Cabot and the Company required a large write down of Cabot's oil and gas properties and a permanent impairment in the carrying value of Washington Energy's investment in Cabot ($16.1 million after tax); 2) increased losses projected in the future from certain gas transportation and storage arrangements excluded from the merger of the Company's former oil and gas exploration subsidiary with Cabot ($3.3 million after tax); 3) gas utility employee severance costs ($2.0 million after tax); and 4) deferred income taxes relating to tax contingencies ($1.3 million).

The 1994 Special Charges resulted from: 1) the merger of the Company's oil and gas exploration and production subsidiary with Cabot and reserves established for certain gas transportation and storage arrangements excluded from the merger ($30.0 million after tax); 2) restructuring and down sizing the gas utility subsidiary ($4.6 million after tax); and 3) other write-offs and reserves established in the gas utility ($7.1 million after tax).

The Company's 1996 earnings from continuing operations of $24.9 million are substantially improved from earnings before Special Charges of $8.2 million in 1995 and the loss before Special Charges of $3.7 million in 1994. The improvement in earnings over this period was due largely to increases in utility margin (revenues less cost of gas sold) combined with successive annual reductions in utility operations and maintenance ("O&M") expenses before Special Charges. The increases in utility margin resulted from: 1) general rate increases granted in June 1994 and May 1995; 2) continued annual customer growth of 4 to 5%; and 3) relatively colder weather in 1996.

Oil and Gas Related Charges in 1995 and 1994

The Company recorded two fourth quarter 1995 Special Charges related to its investment in Cabot. Cabot's adoption of SFAS No. 121 resulted in pre-tax write downs of $113.9 million related to its oil and gas properties. Under the equity method of accounting for its investment in Cabot common stock, the Company recorded its 9.4% share of Cabot's write down, which totaled $4.2 million after Cabot's and the Company's tax provisions. In addition, the Company recorded an $11.9 million after-tax charge to write down, the excess of its recorded investment in Cabot over its proportional interest in Cabot's underlying shareholders' equity. The Company believed a permanent impairment in the value of its investment in Cabot occurred based on fundamental changes in the natural gas market during 1995, which sharply reduced gas prices and Cabot's earnings potential. After the write downs and equity losses, the carrying value of the Company's investment in Cabot totaled $70.0 million at September 30, 1995, which approximated the market value of the Cabot common and preferred shares held by the Company at that date.

On May 2, 1994, the Company merged its oil and gas subsidiary, Resources, with Cabot in a tax-free exchange. The Company received Cabot common and preferred stock with a fair market value of $98.5 million in addition to the repayment of $63.7 million of intercompany debt, which resulted in a net loss of $25.1 million on the transaction after providing for deferred taxes of approximately $30.0 million. In 1995, the Company recorded an additional after-tax loss of $327,000 in resolving substantially all remaining merger-related contingencies with Cabot.

In the fourth quarter of 1995, the Company recorded a $3.3 million after-tax charge to earnings to increase by $5.0 million its reserve for anticipated future losses associated with certain gas transportation and storage contractual arrangements excluded from the merger of Resources with Cabot. Upon completion of the Resources merger in 1994, the Company had recorded an after-tax charge of $11.7 million to establish reserves of $16.0 million for anticipated future losses associated with these excluded contractual arrangements and $2.0 million for other excluded items. The Company had only limited operating experience with these arrangements prior to the merger, since they were placed in service November 1, 1993. During 1996, 1995 and 1994, $2.7 million, $5.8 million and $3.0 million (pre-tax) of the reserves were utilized, respectively. See Note

13 of Notes to Consolidated Financial Statements for additional information regarding these projected losses.

Restructuring and Other Special Charges in 1995 and 1994

In the fourth quarter of 1995, the Company recorded after-tax charges totaling $3.3 million for employee severance costs and income tax contingencies. The severance charge of $2.0 million related to a 4% reduction in Washington Natural's work force initiated during that quarter and completed in the first quarter of 1996. The work-force reduction, which affected only salaried employees, was part of Washington Natural's ongoing organizational change efforts initiated in 1994. The restructuring efforts began in the third quarter of 1994 when Washington Natural recorded after-tax charges totaling $4.6 million to consolidate operations and downsize its work force. The charges included severance costs of $2.3 million (after tax) and expensing $1.9 million of costs (after tax) previously capitalized for planning a new headquarters building. During 1994, Washington Natural's work force was reduced 12% from the level at the beginning of the year. Although the 1994 severance accrual was fully utilized in 1995 and the 1995 severance accrual has been fully utilized in the first quarter of 1996, certain of the severance benefits are to be paid over time as specified in certain severance agreements, rather than in lump sum.

Washington Natural recorded additional after-tax charges in 1994 totaling $7.1 million to write-off costs deemed to be unrecoverable and to establish certain reserves. A total charge of $1.5 million (after-tax) was included to provide for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and to write off certain environmental-related deferred costs. Also included was a $2.2 million after-tax charge for supplemental executive retirement benefits.

Operating Revenues

The following table summarizes the Company's revenues by line of business (in millions):


                                      1996     1995      1994
                                     ------   ------    ------
Regulated utility sales
  Firm gas sales and other           $363.9   $364.7    $336.6
  Interruptible gas sales              23.4     44.5      51.4
  Transportation                       12.8     10.8       8.4

Merchandise sales                      25.6     23.6      35.6
                                     ------   ------    ------
  Total                              $425.7   $443.6    $432.0
                                     ======   ======    ======

Regulated utility sales in 1996 decreased by $19.9 million, or 5%, from the prior year on a 5% decrease in gas volumes sold while total gas volumes, including transported gas, increased 5%. The PGA implemented in May 1995, which reduced rates, and customers switching from gas sales service to transportation, combined to more than offset the impact of the May 1995 general rate increase and increases in gas sales due to customer growth and colder weather. Utility margin increased by $21.4 million, or 11%, due primarily to: the full-year impact of the $17.7 million general rate increase in May 1995; a 4%, or 19,000 increase in customers; and additional heating load due to weather that was 3% warmer than normal in 1996 versus 12% warmer than normal in 1995. The May 1995 PGA reduced revenues but did not impact utility margin. The shifting of customers from sales service to transportation did not materially impact utility margin, as most were switching from large volume, interruptible gas sales. Due to the rate redesign implemented in May 1995, the Company generally earns the same margin on transportation service as it does on large volume, interruptible gas sales.

The $23.6 million, or 6%, increase in regulated utility sales in 1995 was largely the result of two general rate increases and customer growth, partially offset by the impact of the May 1995 PGA, which reduced rates for a portion of the year. Utility margin increased by $28.1 million, or 16%, due primarily to the rate increases and customer growth, and was not impacted by the PGA. The general rate orders increased utility margin by approximately $18 million. The impact on utility margin in 1995 was less than the full annualized impact of the two rate orders because of warmer weather and the timing of the May 1995 increase, which was implemented after the heating season. Washington Natural's rate of growth in new customers remained at approximately 4%, or 21,000 customers, during 1995, increasing firm gas sales volumes by 5% and adding an estimated $6 million in utility margin. During 1995, weather did not have a significant impact on utility margin due to the fact that much of the winter of 1995 was colder than in 1994, while the rest of 1995, when heating load was lower, was significantly warmer than 1994.

The Company's merchandise sales revenues increased $2.0 million, or 8%, in 1996 compared to a $12 million, or 34%, decline in 1995. The 1996 revenue increase was due primarily to certain actions taken late in 1995, such as the major fall marketing campaign, an extensive sales training program and restructuring of the sales force. Merchandise revenues have been negatively impacted by the absence of joint marketing, installation and service activities with Washington Natural since the bulk of the business, consisting of gas appliance sales, was transferred from Washington Natural to Services on October 1, 1993.

Operating Expenses

The following table shows the Company's operating expenses by line of business, before and after income taxes (in millions):


                                              1996     1995     1994
                                             ------   ------   ------
Utility
  Cost of gas sold                           $177.7   $219.0   $223.5
  Operations and maintenance                   59.9     68.1     81.8
  Depreciation                                 35.4     33.1     30.9
  General taxes                                39.0     40.8     37.7
                                             ------   ------   ------
    Total utility operating expenses          312.0    361.0    373.9
Merchandise sales                              25.9     25.3     35.7
Other                                            .6       --      0.9
                                             ------   ------   ------
    Total before income taxes                 338.5    386.3    410.5
    Income taxes                               15.2      5.5     (6.7)
                                             ------   ------   ------
      Consolidated operating expenses        $353.7   $391.8   $403.8
                                             ======   ======   ======

The $38.1 million decrease in operating expenses reflected in the income statement from 1995 to 1996 is due primarily to lower cost of gas sold ($41.3 million) and lower utility O&M expenses ($8.2 million), partially offset by additional income taxes ($9.7 million) due to higher pre-tax income. The decrease in cost of gas sold resulted from the lower average per-therm cost of gas established in the May 1995 PGA and the 5% reduction in gas volumes sold. The reduction in utility O&M expenses was the result of several factors: 1) no severance charges were incurred in 1996, compared with $3.2 million in 1995; 2) consulting charges to support the organizational change efforts decreased to $1.0 million in 1996 from $4.1 million in 1995; and 3) reserves established in prior years of $3.3 million for collectability of certain costs related to environmental remediation activities were reversed in 1996, which lowered O&M expenses. Utility depreciation expense increased by $2.3 million due to additional capital spending to add customers and to reinforce the gas distribution system. The decrease of $1.7 million in general taxes was due primarily to lower revenue based taxes attributable to lower revenues as discussed above.

During 1996, Services was able to maintain operating expenses at essentially the same level as in 1995 even though sales increased by $2.0 million. As a result, Services generated a profit before interest expense and taxes of $611,000 in 1996, compared to a loss of $1.6 million in 1995 and a profit of $179,000 in 1994.

The $12.0 million decrease in operating expenses from 1994 to 1995 was due primarily to lower total utility operating expenses ($13.0 million) and lower merchandise sales expenses ($10.4 million), partially offset by the change in income taxes from a benefit to an expense ($12.2 million) due to higher pre-tax utility earnings. The $13.7 million decrease in utility O&M expenses was the result of the inclusion of $3.2 million of employee severance costs in 1995 versus $11.7 million of Special Charges included in 1994, ongoing cost savings of $7.7 million due primarily to the 1994 work-force reduction, partially offset by $4.1 million of consulting charges to support the organizational change efforts during 1995. The cost of gas sold decreased in 1995 due to the PGA implemented in May 1995. The increases in depreciation and general taxes were the result of capital spending to add customers and revenue growth, respectively.

Oil and Gas Business Operating Results

In 1996, the Company earned pre-tax income of $2.8 million from its investment in Cabot versus a pre-tax loss of $24.1 million in 1995. The 1995 loss included Special Charges described above of $24.8 million ($16.1 million after tax) related to adoption of SFAS 121 by Cabot. The 1996 earnings consisted of $3.4 million of preferred dividends net of an equity loss of $619,000, which included amortization of the Company's excess investment in Cabot totaling $500,000. The 1995 results, excluding Special Charges, were pre-tax earnings of $729,000, consisting of $3.4 million of preferred dividends net of an equity loss of $2.7 million, which included excess investment amortization of $1.2 million.

The 1994 earnings contribution from the oil and gas business before interest and income taxes (consisting of Resources' earnings through the merger date and earnings from the investment in Cabot thereafter) was $1.9 million. Resources' 1994 earnings through the merger date totaled $1.0 million, which included losses from the gas transportation and storage arrangements described above. Subsequent to the merger, Cabot reported losses, of which the Company's proportionate share totaled $573,000, due primarily to seasonal factors and generally lower gas prices. Dividend income from preferred stock was $1.4 million pre-tax.

General Rate Cases

Washington Natural filed and received rate orders for three general rate cases in the period from July 1992 to May 1995. The following table shows the filing dates of each case, the annual margin effect based on normal weather and the effective date of each rate order:


     Date of          Annual Margin        Effective Date
      Filing       Increase (Decrease)     of Rate Order
 ---------------   -------------------     --------------
 July 1992         ($15.4 million)         October 9, 1993
 November 1993      $19.0 million          June 2, 1994
 March 1995         $17.7 million (1)      May 15, 1995

(1)  Excluding municipal utility taxes


In the July 1992 filing, Washington Natural had initially sought a $41.4 million rate increase, which was subsequently reduced to $14.8 million. In September 1993, the WUTC issued an order decreasing rates by $15.4 million effective in October 1993. The principal differences in the annual revenue requirement between Washington Natural's revised rate request and the WUTC's ordered rate reduction were:

(1) approximately $11 million of expenses related to advertising, marketing and merchandising disallowed by the WUTC;

(2) approximately $10 million due to an allowed overall rate of return of 9.15% on a rate base of $483.9 million, compared to Washington Natural's proposed overall rate of return of 9.98% on $504.0 million of rate base;

(3) $5.2 million related to disallowance of Washington Natural's proposed attrition allowance; and

(4)  $4.8 million associated with the weather normalization calculation.

In November 1993, Washington Natural filed a limited-scope general rate case seeking a $24.6 million increase in annual revenues. The primary focus was to seek recovery of additional operating costs and the inclusion in rate base of utility plant additions since calendar year 1991, which was the base measurement year used in the prior rate case. In May 1994, the WUTC issued an order approving a settlement of the rate case. The settlement provided for a $19.0 million increase in annual revenue and an agreement that Washington Natural would not request an increase in total revenues, other than PGA filings or in other limited circumstances, prior to March 1, 1995.

In the March 1995 general rate case filing, Washington Natural requested a $35.4 million increase in annual revenues, with $17.8 million of the total to be granted as interim rate relief in May 1995. The rate case was requested to cover increased costs related to plant additions and upgrades and higher costs for financing and general operations. In May 1995, the WUTC issued an order approving a settlement of the case. The settlement provided an additional $17.7 million in annual revenues, excluding municipal utility taxes, and reflected an authorized rate of return on common equity in the range of 11.0% - 11.25%, up from the previous level of 10.5%. The settlement accepted by the WUTC also stipulated that Washington Natural will be allowed to earn in excess of that range to the extent that it can do so by managing its cost of service. As part of the rate case settlement, Washington Natural agreed not to make a general rate case filing prior to May 15, 1997. Washington Natural, however, is not precluded from PGA filings or filing for interim or emergency rate relief if conditions warrant.

The May 1995 order also implemented a rate redesign approved by the WUTC in April 1995. Generally, the rate redesign lowers rates for transportation customers and large commercial and industrial gas sales customers, while increasing the rates for residential customers. In a separate decision in May 1995, the WUTC issued an order to implement a PGA to pass through a $46.5 million annual reduction in the cost of purchased gas to customers in the form of lower rates.

Inflation and Changing Prices

The Company is directly and indirectly affected by inflation and changing prices in several ways, most of which are also heavily influenced by the WUTC regulatory process.

Natural gas prices have been highly volatile in recent years, which has impacted Washington Natural's cost of purchased gas but has not affected Washington Natural's earnings due to use of the PGA mechanism. As requested by Washington Natural, the WUTC has authorized changes in customer rates to permit the pass- through of projected changes in the cost of purchased gas. Differences between actual gas costs and those authorized in the prior PGA are accumulated in balancing accounts for future recovery or refund. Except for costs disallowed in a 1992 order relating primarily to purchases from Resources, the WUTC historically has allowed changes in purchased gas costs to be passed through to customers with no impact on earnings. The most recent PGA went into effect in May 1995 as described above.

Washington Natural's operating results are impacted by the effects of inflation on O&M expenses, particularly wages, which historically comprise approximately 50% of O&M expenses. Washington Natural must request general rate increases to offset the effects of increases in O&M expenses. Such requests normally receive intense scrutiny by the WUTC, including extensive analysis of historical and current O&M expenses. The WUTC has up to eleven months from the filing date of the request to issue an order. The delay in receiving rate relief, due to the time required to prepare and file the rate request and the time required for WUTC review, can result in significant earnings deterioration in the interim, particularly in periods of higher inflation. Washington Natural filed for general rate increases in July 1992, November 1993 and March 1995, as described above.

Inflation also impacts Washington Natural directly through the cost of replacing portions of its distribution system. Washington Natural's rates are set based on the historical cost of construction of its distribution system and long depreciable lives. Due to the long lives, the cost of replacing components of the system is generally much higher than the original cost, which impacts Washington Natural's earnings through higher depreciation charges and higher carrying costs of the new assets. Since replacing components of the system does not generate additional revenues, Washington Natural must file general rate cases in order to recover these higher costs. The estimated replacement cost of Washington Natural's gas mains and service lines is $1.9 billion, which exceeds historical cost by $1.2 billion.

Inflation affects the Company and Washington Natural indirectly through its impact on interest rates. In recent years, approximately $350 million of the Company's capitalization has been long-term debt, and short-term debt levels have averaged over $150 million on an annual basis. Prior to the interest rate increases in 1994, rates generally had declined each year since the mid-1980s. The Company benefited from the declining rates by refinancing higher-rate notes with lower-rate notes and through reduced interest expense on its short-term debt. Short-term interest rates have increased to over 7% in 1995 and 1996, compared to an average rate of 6.1% in 1994. Average short-term interest rates in 1996 did not change significantly from the prior year; thus, as a result of the 1995 rate increase, the utility is recovering substantially all of the increased interest costs in rates.

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

Liquidity and Capital Resources

Capital expenditures typically represent the largest cash flow item for the Company due to the capital-intensive nature and growth rate of the utility. Substantially all of the Company's $91.1 million of 1996 gross capital expenditures were for utility plant. Washington Natural makes capital expenditures to add new customers to its gas distribution system and to replace and enhance components of the system to insure reliability and safety. The financing strategy of the Company and Washington Natural is to fund capital expenditures with a combination of cash flow from operations, after dividend payments, and short-term borrowings on an interim basis. The short-term borrowings are reduced periodically with the proceeds from issuing long-term debt and equity securities, the choice and timing of which are dependent on management's evaluation of need, financial market conditions and other factors.

The following table summarizes the major cash flow items for the Company for the three years ended September 30 (in millions):


                                                       1996     1995     1994
                                                      ------   ------   ------
Operating cash flow                                   $ 83.5   $ 84.9   $ 13.4
Common dividends                                       (24.1)   (23.9)   (23.5)
Capital expenditures                                   (91.1)   (86.9)   (84.3)
Short-term borrowing (repayment), net                   15.7     36.8    (20.3)
Net issuance of preferred stock                           --       --     64.7
Cash from merger of subsidiary, net                       --       --     42.9
Issuance of common stock                                 3.7      4.8      6.3
Net issuance (retirement) of long-term debt              4.3    (10.9)    (3.3)
Other, net                                               (.7)     (.9)    (3.6)
                                                      ------   ------   ------
  Net change in cash                                  $ (8.7)  $  3.9   $ (7.7)
                                                      ======   ======   ======

The Company's consolidated operating cash flow of $83.5 million in 1996 equaled the sum of Washington Energy's common dividends paid, net of dividend reinvestment, and approximately 70% of the Company's investments in utility plant and other property. However, due to restrictions on the payment of common dividends by Washington Natural to Washington Energy contained in the first mortgage bond indenture, Washington Energy funded a substantial portion of its common dividend payments and non-utility operating and debt service costs with short-term borrowings. These restrictions, triggered by the operating loss sustained by Washington Natural in 1994, prevented Washington Natural from paying dividends to Washington Energy from April 1994 to February 1996. Washington Natural made $16.6 million in dividend payments to Washington Energy in 1996 and at September 30, 1996 had $1.1 million of retained earnings available to pay common dividends under the most restrictive covenant in the indenture. While there are no restrictions on payment of dividends by Washington Energy, as a practical matter, Washington Energy's long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indenture.

Due to the limitation on dividend payments described above, Washington Natural was able to fund all of its cash requirements during 1996, including its capital expenditures and the dividend payments made to Washington Energy, from operating cash flow and $4.3 million in net proceeds from the retirement and subsequent issuance of new first mortgage bonds. Washington Natural called $30.0 million and paid a premium of $342,000 of such bonds early and issued $35.0 million of additional bonds with lower interest rates. The $15.7 million of net short-term borrowings reflected in Washington Energy's consolidated cash flow statement is essentially all related to funding Washington Energy dividends and non-utility operations and debt service as described above. The Company also reduced its outstanding cash balance and borrowing requirements through repatriation of $5.2 million of cash upon dissolution of its Bermuda-based insurance company.

Two primary factors, apart from successive increases in earnings, contributed to the higher levels of operating cash flow in 1995 and 1996 of $84.9 million and $83.5 million, respectively, relative to the 1994 amount of $13.4 million. The PGA receivable of $21.3 million at September 30, 1994 shifted to a liability of $15.6 million at September 30, 1995, which further increased to $41.4 million at September 30, 1996. These changes, due to lower than expected prices for purchased natural gas, added $36.9 million and $25.8 million of operating cash flow in 1995 and 1996, respectively. The other factor was the agreement reached by Washington Natural and its insurers in 1995 whereby Washington Natural received $29.0 million in settlement of litigation regarding environmental remediation of a former manufactured gas plant site in Tacoma, Washington. With the settlement, the Company had net cash receipts of $24.2 million in 1995 related to environmental remediation activities, compared to net cash payments of $11.8 million in 1994. Net cash flows related to remediation activities in 1996 were insignificant.

Capital expenditures in 1997, primarily to fund Washington Natural's utility plant additions, are projected to be approximately $91 million. The Company expects to fund its 1997 capital spending with cash flow from operations and short-term borrowings.

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

The Company has several short-term financing arrangements in place at September 30, 1996: an aggregate of $250 million of commercial paper and similar programs backed by a committed credit agreement, of which $72 million was unused at September 30, 1996; an uncommitted bank credit arrangement of $25 million, all of which was undrawn at year end; and a committed agreement to sell up to $90 million of merchandise and gas receivables, of which $77 million was unused at year end. The borrowing capacity under the latter agreement is effectively limited by the availability of receivables to sell. At September 30, 1996, a time of year when gas receivable balances are low due to seasonal factors, the Company had $9.7 million of eligible receivables which had not been sold under the arrangement.

The Company's ability to utilize its commercial paper and similar programs, together with the credit facility which supports them, is limited by a covenant contained in the credit facility with limits total debt to 65% of total capitalization, measured at the end of each quarter, as further described in Note 7 of Notes to Consolidated Financial Statements. At September 30, 1996, debt represented 64.4% of total capitalization which limited the Company's ability to incur additional debt to $14.6 million under this covenant. Since the Company's operating cash flow and earnings increase after September 30 due to seasonal gas usage, debt levels should be reduced and equity levels increased such that debt will decline as a percentage of total capitalization as of December 31, 1996. The Company does not expect to exceed the limitation prior to the anticipated closing of the merger with Puget.

However, absent completion of the merger with Puget by March 31, 1997, the Company may be in violation of the 65% debt limitation which would constitute an event of default under the credit agreement due to implementation SFAS No. 125 on January 1, 1997. Sales of receivables under the Company's existing program after this date must be accounted for as secured borrowings which will increase the level of debt used in the calculation of this covenant. In the short term, the default could be cured by obtaining waivers from the bank group or by restructuring the receivable sales program to qualify for sales treatment under SFAS No. 125. Even with the restructuring of the receivable sales program, the Company may be in default at September 30, 1997 due to seasonal borrowing requirements and funding of planned capital expenditures. Absent completion of the merger with Puget, an increase in the equity component or a decrease in the debt component of the balance sheet would be required. This may be accomplished with the issuance of additional equity.

In management's opinion, the Company has sufficient capital resources, both internal and external, to meet anticipated financing requirements.

Environmental Matters

In management's opinion, based on all known facts and analyses, it is not likely that environmental liabilities identified to date will result in a material adverse impact on the Company's or Washington Natural's financial position or operating results and cash flow trends. See Note 9 of Notes to Consolidated Financial Statements for a detailed description of significant environmental matters.

Litigation

The Company or Washington Natural is a defendant in several lawsuits. Based on prior decisions and known facts in the cases, management does not believe the cases will, individually or in the aggregate, have a material impact on the Company or Washington Natural. See Note 10 of Notes to Consolidated Financial Statements for a description of significant litigation.

Significant Balance Sheet Changes Not Addressed Elsewhere

In 1996, deferred charges and other assets increased $11.6 million from 1995. This is primarily due to $8.0 million of deferred merger related costs that the Company and Washington Natural have incurred in the current year. Accounts payable have decreased by $10.9 million from 1995. This is primarily due to payment of the transition cost liability to Pipeline and lower gas purchases for underground storage in September 1996. The other significant changes in the Company's balance sheet during 1996 result directly from matters previously discussed in the foregoing sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Future Outlook

(a)  Proposed Merger

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's boards of directors to merge Washington Energy and Washington Natural into Puget, the surviving corporation. The merged company will be named Puget Sound Energy ("PSE") and will create a combination utility serving more than 852,000 electric customers and more than 493,000 gas customers in the state of Washington. See Exhibit 99 for pro forma financial information of the merged company.

On March 20, 1996, shareholders of Washington Energy, Washington Natural, and Puget approved the merger of the companies. The merger is intended to qualify as a pooling-of-interests. As of September 30, 1996, Washington Energy and Washington Natural have incurred $8.0 million of costs, primarily professional and legal fees, directly attributable to the merger. Washington Natural has requested, as part of the merger application with the WUTC, that these costs be recovered in rates over a five-year period for regulatory purposes but expects them to be expensed for financial reporting purposes at the time of the merger. These costs have been deferred and are included in deferred charges and other assets, pending consummation of the merger.

The merger is estimated to result in cost savings of approximately $370 million, net of costs to achieve these savings, including merger transaction and transition costs, over a ten-year period following the consummation of the merger.

The merger is subject to approval by the WUTC. On December 11, 1996, Washington Natural, Puget, the staff of the WUTC and the Public Counsel Section of the Washington State Office of the Attorney General filed a stipulated settlement agreement related to the merger for approval by the WUTC. The WUTC held hearings on the settlement on December 18, 1996. Final briefs are due to be filed with the WUTC on January 3, 1997, and an order from the WUTC is expected by mid-January. If the terms and conditions of the WUTC order are acceptable to the boards of directors of the respective companies, the merger could be completed by February 1, 1997.

(b)  1997 Earnings

If the proposed merger between the Company and Puget is completed in the first quarter of calendar 1997 as anticipated, PSE should benefit from the significant synergies that will result from the combining of the two companies. However, stand-alone, the Company has realized substantial earnings growth in the current year. In the coming year, the Company should continue to realize benefits from the restructuring strategies and regulatory changes that have been put in place since 1994, given no adverse changes in weather conditions from those experienced in 1996.

The Company expects utility customer growth of 4 to 5% in the coming year. This is slightly lower than the 5% average customer growth experienced over the last five years.

The Company discontinued its coal and rail operations in 1996 and expects to dispose of these businesses in the coming year. This should eliminate a continual source of operating losses and capital requirements over the past five years.

(c)  Common Dividend

Absent completion of the merger with Puget, management does not currently intend to recommend to the Board of Directors any change in the dividend. In management's opinion, the level of future earnings should be sufficient to support the dividend over the long term.

(d)  Forward-Looking Statements

The statements regarding financial performance and results and other statements, which are not historical facts contained in this document, are forward-looking statements that involve risk and uncertainties, including but not limited to market factors, regulatory uncertainties, weather, interest rates, future operating costs and other factors.

Item 8.  Financial Statements and Supplementary Data

1.    Financial Statements:

      Washington Energy Company and Subsidiaries

         Consolidated balance sheets as of September 30, 1996 and 1995.

         Consolidated statements of income for each of the three years in the period ended September 30, 1996.

         Consolidated statements of capitalization as of September 30, 1996 and 1995.

         Consolidated statements of shareholders' earnings (deficit) reinvested in the business and premium on common stock for each of the three years in the period ended September 30, 1996.

         Consolidated statements of cash flows for each of the three years in the period ended September 30, 1996.

         Notes to consolidated financial statements.

      Washington Natural Gas Company and Subsidiaries.

         Consolidated balance sheets as of September 30, 1996 and 1995.

         Consolidated statements of income for each of the three years in the period ended September 30, 1996.

         Consolidated statements of capitalization as of September 30, 1996 and 1995.

         Consolidated statements of shareholder's earnings reinvested in the business and premium on common stock for each of the three years in the period ended September 30, 1996.

         Consolidated statements of cash flows for each of the three years in the period ended September 30, 1996.

         Notes to consolidated financial statements.

2.    Supplementary Data (Unaudited):

         Consolidated selected quarterly financial data for each of the three years in the period ended September 30, 1996.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Washington Energy Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of Washington Energy Company (a Washington corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' earnings (deficit) reinvested in the business, premium on common stock and cash flows for each of the three years in the period ended September 30, 1996, and the accompanying consolidated balance sheets and statements of capitalization of Washington Natural Gas Company (a Washington corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholder's earnings reinvested in the business, premium on common stock and cash flows for each of the three years in the period ended September 30, 1996. These financial statements and the schedules referred to below are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Washington Energy Company and subsidiaries and of Washington Natural Gas Company and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic finan cial statements taken as a whole. The schedules listed in Item 14(a) are presented for purposes of complying with the Securities and Exchange Commis sion's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP


Seattle, Washington
October 31, 1996

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                            September 30,
                                                         ----------------------
                                                           1996        1995
                                                         ----------  ----------
                                                            (in thousands)
PROPERTY, PLANT AND EQUIPMENT:

  Utility plant, at original cost                        $1,129,849  $1,044,617
  Coal and other                                             15,739      15,621
  Accumulated depreciation, depletion and
   amortization                                            (304,448)   (273,735)
                                                         ----------  ----------
      Net property, plant and equipment                     841,140     786,503
                                                         ----------  ----------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                     69,352      70,313
                                                         ----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents                                     599       9,315
  Receivables, net of allowance for
   uncollectible accounts of $930 and
   $979, respectively                                        11,714      10,830
  Unbilled revenue                                           12,199       9,607
  Federal income taxes receivable                             8,846      10,942
  Deferred income taxes                                       4,663       3,707
  Materials and supplies, at average cost                    24,955      31,968
                                                         ----------  ----------
      Total current assets                                   62,976      76,369
                                                         ----------  ----------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental receivables                                  10,164       8,116
  Regulatory tax asset                                       19,353      17,605
  Deferred charges and other                                 31,451      19,879
                                                         ----------  ----------
      Total other assets and deferred charges                60,968      45,600
                                                         ----------  ----------
        Total assets                                     $1,034,436  $  978,785
                                                         ==========  ==========


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                        CAPITALIZATION AND LIABILITIES


                                                              September 30,
                                                         ----------------------
                                                            1996         1995
                                                         ----------  ----------
                                                             (in thousands)
CAPITALIZATION: (see Consolidated Statements of
 Capitalization):

  Common shareholders' interest                          $  199,351  $  196,686
  Redeemable preferred stock of subsidiary                   90,000      90,000
  Long-term debt                                            344,920     310,060
                                                         ----------  ----------
      Total capitalization                                  634,271     596,746
                                                         ----------  ----------
CURRENT LIABILITIES:
  Notes payable and commercial paper                        177,709     161,994
  Current sinking-fund requirements and debt
   maturities                                                   140      30,140
  Accounts payable                                           21,891      32,755
  Purchased gas liability                                    41,368      15,554
  Accrued general taxes                                      14,202      12,556
  Environmental remediation liabilities                       6,735       4,578
  Other current liabilities                                  25,082      28,939
                                                         ----------  ----------
      Total current liabilities                             287,127     286,516
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Noncurrent deferred income taxes                           75,119      59,450
  Regulatory tax liability                                   10,994      11,017
  Unamortized investment tax credits                          8,479       9,352
  Contributions in aid of construction                        5,334       3,547
  Contingency reserves and other                             13,112      12,157
                                                         ----------  ----------
      Total deferred credits and other
       liabilities                                          113,038      95,523
                                                         ----------  ----------
        Total capitalization and liabilities             $1,034,436  $  978,785
                                                         ==========  ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                     Year Ended September 30,
                                                ---------------------------------
                                                  1996         1995        1994
                                                --------     --------    --------
                                                          (in thousands)
OPERATING REVENUES:

  Regulated utility sales                       $400,108     $420,048    $396,407
  Merchandise, conservation products
   and other                                      25,603       23,563      35,618
                                                --------     --------    --------
        Total operating revenues                 425,711      443,611     432,025
                                                --------     --------    --------
OPERATING EXPENSES:
  Cost of gas sold                               177,719      219,022     223,502
  Operations and maintenance                      85,689       93,139     118,001
  Depreciation                                    35,777       33,128      30,901
  General taxes                                   39,308       40,974      38,086
  Federal income taxes                            15,232        5,507      (6,697)
                                                --------     --------    --------
        Total operating expenses                 353,725      391,770     403,793
                                                --------     --------    --------
OPERATING INCOME                                  71,986       51,841      28,232
                                                --------     --------    --------
OTHER INCOME (EXPENSE):
  Pre-tax loss on merger of subsidiary                --           --      (6,304)
  Federal income taxes on merger of
   subsidiary                                         --           --     (23,711)
  Pre-tax charges related to
   unconsolidated affiliate                           --      (24,803)         --
  Deferred tax benefit of write downs                 --        8,681          --
  Preferred dividend requirement -
   Washington Natural Gas Company                 (7,020)      (7,126)     (3,970)
  Other, net                                       1,150       (2,703)     (2,802)
                                                --------     --------    --------
        Total other income (expense)              (5,870)     (25,951)    (36,787)
                                                --------     --------    --------
GROSS INCOME (LOSS)                               66,116       25,890      (8,555)

INTEREST CHARGES                                  41,156       40,355      36,162
                                                --------     --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS          24,960      (14,465)    (44,717)
DISCONTINUED OPERATIONS:
  Loss from operations, net of income tax         (1,386)     (26,597)       (130)
  Loss on disposal, net of income tax               (446)          --        (799)
                                                --------     --------    --------
NET INCOME (LOSS)                                 23,128      (41,062)    (45,646)

DIVIDENDS ON PREFERRED STOCK                          --           --           9
EXCESS PREMIUM, PREFERRED REDEMPTION                  --           --         673
                                                --------     --------    --------
EARNINGS (LOSS) ON COMMON STOCK                 $ 23,128    $ (41,062)   $(46,328)
                                                ========     ========    ========

                 WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Continued)



                                                  Year Ended September 30,
                                             --------------------------------
                                               1996        1995        1994
                                             --------    --------    --------
                                                      (in thousands
                                                 except per share amounts)

EARNINGS (LOSS) PER COMMON SHARE:
  From continuing operations                 $   1.03     $  (.61)    $ (1.93)
  From discontinued operations                   (.07)      (1.11)       (.04)
                                             --------     -------     -------
EARNINGS (LOSS) PER COMMON SHARE             $    .96     $ (1.72)    $ (1.97)
                                             ========     =======     =======

AVERAGE COMMON SHARES OUTSTANDING              24,159      23,893      23,486
                                             ========     =======     =======

DIVIDENDS PAID PER COMMON SHARE              $   1.00     $  1.00     $  1.00
                                             ========     =======     =======
TOTAL COMMON DIVIDENDS DECLARED
 based on shares outstanding on
 record dates during each period             $ 24,149     $23,877     $23,468
                                             ========     =======     =======


The accompanying notes are an integral part of these consolidated statements.

                     WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CAPITALIZATION



                                            Shares Outstanding
                                              at September 30,       September 30,
                                            ------------------   --------------------
                                              1996        1995       1996        1995
                                           -------     -------   --------    --------
                                                (in thousands)     (in thousands)
 COMMON SHAREHOLDERS' INTEREST:

   Common stock, $5 par value,
    authorized 50,000,000 shares            24,268      24,070   $121,339    $120,348
   Premium on common stock                                        205,311     202,616
   Shareholders' accumulated deficit                             (127,299)   (126,278)
                                                                 --------    --------
      Total common shareholders'
       interest                                                   199,351     196,686
                                                                 --------    --------
                                                                      32%*        33%*
REDEEMABLE PREFERRED STOCK:
  Washington Energy Company -
   Cumulative; authorized 200,000
   shares of $100 par value and
   800,000 shares of $25 par value;
   no shares outstanding.

  Washington Natural Gas Company -
   Cumulative; authorized 1,000,000
   shares of $100 par value and
   4,000,000 shares of $25 par value
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
                                                                      14%*        15%*


*Percentage of total capitalization.

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (Continued)


                                                               September 30,
                                                          ---------------------
                                                              1996         1995
                                                          --------     --------
                                                             (in thousands)
LONG-TERM DEBT:

  First mortgage bonds
    8-1/8%  due 1997                                      $  3,060     $  3,200
    10-1/4% due 1997, called in December 1995                    -       30,000
    9.60%   due 2000                                        25,000       25,000
    9.57%   due 2020                                        25,000       25,000
    Secured medium-term notes, series A
      8.25% due 1998                                        11,000       11,000
      7.08% due 1999                                        10,000       10,000
      8.51% through 8.55% due 2001                          19,000       19,000
      7.53% and 7.91% due 2002                              30,000       30,000
      8.25% through 8.40% due 2022                          35,000       35,000
    Secured medium-term notes, series B
      6.23% through 6.31% due 2003                          28,000       28,000
      6.07% and 6.10% due 2004                              18,500       18,500
      6.51% and 6.53% due 2008                               4,500        4,500
      6.83% and 6.90% due 2013                              13,000       13,000
      7.19% due 2023                                        13,000       13,000
    Secured medium-term notes, series C
      6.92% and 6.93% due 2005                              31,000       31,000
      6.58% due 2006                                        10,000            -
      7.02% and 7.04% due 2007                              25,000       25,000
      6.61% and 6.62% due 2009                               8,000            -
      7.12% due 2010                                         7,000        7,000
      7.35% and 7.36% due 2015                              12,000       12,000
      7.15% and 7.20% due 2025                              17,000            -
                                                          --------     --------
                                                           345,060      340,200
Less sinking-fund requirements and maturities
 included in current liabilities                              (140)     (30,140)
                                                          --------     --------
          Total long-term debt                             344,920      310,060
                                                          --------     --------
                                                               54%*         52%*

TOTAL CAPITALIZATION                                      $634,271     $596,746
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

                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EARNINGS (DEFICIT)
                          REINVESTED IN THE BUSINESS


                                                    Year Ended September 30,
                                              ---------------------------------
                                                   1996        1995        1994
                                              ---------    --------    --------
                                                        (in thousands)

Balance, at beginning of year                 $(126,278)  $ (61,339)   $  8,457
  Net income (loss)                              23,128     (41,062)    (45,646)
  Excess premium, preferred redemption               --          --        (673)
  Dividends declared on capital stock:
    Common stock, $1.00 per share,
     respectively                               (24,149)    (23,877)    (23,468)
    Preferred stock                                  --          --          (9)
                                              ---------   ---------    --------
Balance, at end of year                       $(127,299)  $(126,278)   $(61,339)
                                              =========   =========    ========


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK

                                                   Year Ended September 30,
                                               --------------------------------
                                                   1996        1995        1994
                                               --------    --------    --------
                                                        (in thousands)

Balance, at beginning of year                  $202,616    $199,571    $197,917
  Excess of cost over par value of
   preferred stock reacquired                        --          --        (492)
  Excess of purchase price over par
   value of shares of common stock
   issued under the Dividend Reinvest-
   ment and Stock Purchase Plan                   2,495       2,974       3,848
  Excess of purchase price over par
   value of shares of common stock
   issued under the Employee Stock
   Purchase and Option Plans                        237         239         481
  Excess of purchase price over par
   value of shares of common stock
   issued under the Directors' Stock
   Bonus Plan                                         3           2           2
  Common and preferred stock expense                (40)       (170)     (2,185)
                                               --------    --------    --------
Balance, at end of year                        $205,311    $202,616    $199,571
                                               ========    ========    ========


The accompanying notes are an integral part of these consolidated statements.

                    WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year Ended September 30,
                                                   ---------------------------------
                                                       1996         1995        1994
                                                   --------     --------    --------
                                                             (in thousands)
Cash flow provided by (used in) operating
 activities:

  Income (loss) from continuing operations         $ 24,960     $(14,465)   $(44,717)
                                                   --------     --------    --------
  Adjustments to reconcile net income (loss)
   from continuing operations to net cash
   provided by operating activities:
    Pre-tax loss on merger of subsidiary                 --           --       6,304
    Pre-tax write down and equity in
     undistributed (earnings) losses of
     unconsolidated affiliate                           961       27,826        (699)
    Depreciation and amortization                    36,152       33,784      31,293
    Provision for uncollectible accounts
     receivable                                       1,229        1,220       2,457
    Federal income tax - deferred                    13,840         (628)    (23,452)
    Deferred tax on merger of subsidiary                 --           --      24,784
    Changes in:
      Federal income tax - current                    2,096       (2,515)        561
      Deferred charges                              (11,418)      (2,773)    (13,943)
      Accounts receivable                            (4,705)      (5,163)     29,227
      Purchased gas adjustment                       25,814       36,815       2,608
      Environmental recoveries
       (expenditures), net                              109       24,210     (11,808)
      Accounts payable                              (10,864)       4,628      23,217
      Materials and supplies                          7,013       (3,899)     11,824
      Other assets and liabilities                   (1,687)     (13,671)    (27,311)
      Other                                              --         (423)      3,071
                                                   --------     --------    --------
    Total adjustments                                58,540       99,411      58,133
                                                   --------     --------    --------
      Net cash provided by operating
       activities                                    83,500       84,946      13,416
                                                   --------     --------    --------
Cash flow provided by (used in) investing
 activities:
  Utility plant additions                           (91,013)     (86,687)    (83,158)
  Other property expenditures                          (118)        (232)     (1,183)
  Invested in subsidiary prior to merger                 --           --     (20,760)
  Proceeds from merger of subsidiary                     --           --      63,661
  Proceeds from asset dispositions                      719          412       1,260
                                                   --------     --------    --------
     Net cash (used in) investing activities        (90,412)     (86,507)    (40,180)
                                                   --------     --------    --------


                   WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)



                                                        Year Ended September 30,
                                                    -----------------------------
                                                       1996       1995       1994
                                                   --------   --------   --------
                                                          (in thousands)

Cash flow provided by (used in) financing
 activities:
  Proceeds from issuance of:
    Common stock                                   $  3,686   $  4,824   $  6,342
    Preferred stock                                      --         --     87,887
    First mortgage bonds                             34,470     74,280         --
  Proceeds from issuance (reduction) of
   commercial paper, net                             15,715     36,812    (20,316)
  Redemptions and repurchases:
    Preferred stock                                      --         --    (23,221)
    First mortgage bonds                            (30,140)   (85,140)    (3,340)
  Cash dividend payments:
    Common                                          (24,149)   (23,877)   (23,468)
    Preferred                                            --         --         (9)
                                                   --------   --------   --------
        Net cash provided by (used in)
         financing activities                          (418)     6,899     23,875
                                                   --------   --------   --------
Net cash provided by (used in) continuing
 operations                                          (7,330)     5,338     (2,889)
Net cash (used in) discontinued operations:
  Operating activities                               (1,386)      (139)    (3,609)
  Investing activities                                   --     (1,271)    (1,164)
                                                   --------   --------   --------
    Net increase (decrease) in cash and cash
     equivalents                                     (8,716)     3,928     (7,662)
  Beginning cash and cash equivalents                 9,315      5,387     13,049
                                                   --------   --------   --------
  Ending cash and cash equivalents                 $    599   $  9,315    $ 5,387
                                                   ========   ========   ========
Supplemental disclosures of cash flow
 information
  Cash paid during the year for:
   Interest (net of amounts capitalized)           $ 35,010   $ 41,792   $ 35,468
   Income taxes                                    $     --   $  3,335   $  5,180


The accompanying notes are an integral part of these consolidated statements.


               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                    ASSETS



                                                                  September 30,
                                                       ------------------------
                                                             1996          1995
                                                       ----------    ----------
                                                          (in thousands)


UTILITY PLANT, AT ORIGINAL COST                        $1,129,849    $1,044,617
  Accumulated depreciation                               (293,979)     (263,664)
                                                       ----------    ----------
      Net utility plant                                   835,870       780,953
                                                       ----------    ----------
RECEIVABLES FROM AFFILIATED COMPANIES                         102           102
                                                       ----------    ----------
CURRENT ASSETS:
  Cash and cash equivalents                                   475         3,571
  Receivables, net of allowance for
   uncollectible accounts of $866 and
   $919, respectively                                       7,772         7,037
  Unbilled revenue                                         12,199         9,607
  Federal income taxes receivable                              --         1,416
  Deferred income taxes                                     4,663         3,707
  Materials and supplies, at average cost                  22,799        29,706
                                                       ----------    ----------
      Total current assets                                 47,908        55,044
                                                       ----------    ----------
OTHER ASSETS AND DEFERRED CHARGES:
  Environmental receivables                                10,164         8,116
  Regulatory tax asset                                     19,353        17,605
  Deferred charges and other                               30,521        18,073
                                                       ----------    ----------
      Total other assets and deferred charges              60,038        43,794
                                                       ----------    ----------
        Total assets                                   $  943,918    $  879,893
                                                       ==========    ==========



               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                        CAPITALIZATION AND LIABILITIES



                                                                  September 30,
                                                         ----------------------
                                                               1996        1995
                                                         ----------  ----------
                                                            (in thousands)
CAPITALIZATION (see Consolidated Statements of
 Capitalization):

  Common shareholder's interest                          $  268,774  $  251,528
  Redeemable preferred stock                                 90,000      90,000
  Long-term debt                                            344,920     310,060
                                                         ----------  ----------
      Total capitalization                                  703,694     651,588
                                                         ----------  ----------
CURRENT LIABILITIES:
  Current sinking-fund requirements
   and debt maturities                                          140      30,140
  Accounts payable                                           20,836      31,253
  Purchased gas liability                                    41,368      15,554
  Accrued general taxes                                      13,986      12,381
  Federal income taxes payable                                5,035          --
  Environmental remediation liabilities                       6,735       4,578
  Other current liabilities                                  22,576      23,958
                                                         ----------  ----------
      Total current liabilities                             110,676     117,864
                                                         ----------  ----------
PAYABLES TO AFFILIATED COMPANIES                             17,114      16,699
                                                         ----------  ----------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Noncurrent deferred income taxes                           84,060      69,826
  Regulatory tax liability                                   10,994      11,017
  Unamortized investment tax credits                          8,479       9,352
  Contributions in aid of construction                        5,334       3,547
  Other deferred credits                                      3,567          --
                                                         ----------  ----------
      Total deferred credits and other liabilities          112,434      93,742
                                                         ----------  ----------
        Total capitalization and liabilities             $  943,918  $  879,893
                                                         ==========  ==========


The accompanying notes are an integral part of these consolidated balance sheets.


                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                    YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------
                                                  1996          1995          1994
                                              --------      --------      --------
                                                      (in thousands)


REGULATED UTILITY SALES                       $400,108      $420,048      $396,407
                                              --------      --------      --------
OPERATING EXPENSES:
  Cost of gas sold                             177,719       219,022       223,502
  Utility operations and
   maintenance                                  59,875        68,125        81,768
  Depreciation                                  35,377        33,128        30,901
  General taxes                                 39,067        40,729        37,768
  Federal income taxes                          18,994         8,531        (3,913)
                                              --------      --------      --------
      Total operating expenses                 331,032       369,535       370,026
                                              --------      --------      --------
OPERATING INCOME                                69,076        50,513        26,381
OTHER INCOME (EXPENSE), NET                       (229)         (443)       (3,860)
                                              --------      --------      --------
GROSS INCOME                                    68,847        50,070        22,521

INTEREST CHARGES                                31,623        32,216        30,764
                                              --------      --------      --------
NET INCOME (LOSS)                               37,224        17,854        (8,243)
DIVIDENDS ON PREFERRED STOCK                     7,020         7,126         3,979
EXCESS PREMIUM, PREFERRED REDEMPTION                --            --           798
                                              --------      --------      --------
EARNINGS (LOSS) ON COMMON STOCK               $ 30,204      $ 10,728      $(13,020)
                                              ========      ========      ========


The accompanying notes are an integral part of these consolidated statements.


                  WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CAPITALIZATION



                                          Shares Outstanding
                                           at September 30,          September 30,
                                          ------------------     ---------------------
                                              1996      1995         1996         1995
                                            ------    ------     --------     --------
                                             (in thousands)          (in thousands)
COMMON SHAREHOLDER'S INTEREST:

  Common stock, $5 par value;
   authorized 25,000,000 shares             11,112    10,982     $ 55,558     $ 54,911
  Premium on common stock                                         170,725      167,752
  Shareholder's earnings
   reinvested in the business                                      42,491       28,865
                                                                 --------     --------
      Total common shareholder's
       interest                                                   268,774      251,528
                                                                 --------     --------
                                                                     38%*         39%*
REDEEMABLE PREFERRED STOCK:
  Cumulative; authorized 1,000,000
   shares of $100 par value and
   4,000,000 shares of $25 par
   value
    7.45%, Series II                         2,400     2,400       60,000       60,000
    8.50%, Series III                        1,200     1,200       30,000       30,000
                                                                 --------     --------
      Total preferred stock                                        90,000       90,000
                                                                 --------     --------
                                                                     13%*         14%*


*Percentage of total capitalization.


               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (Continued)



                                                                September 30,
                                                          ---------------------
                                                              1996         1995
                                                          --------     --------
                                                              (in thousands)
LONG-TERM DEBT:

  First mortgage bonds
    8-1/8%  due 1997                                      $  3,060     $  3,200
    10-1/4% due 1997, called in December 1995                    -       30,000
    9.60%   due 2000                                        25,000       25,000
    9.57%   due 2020                                        25,000       25,000
    Secured medium-term notes, series A
      8.25% due 1998                                        11,000       11,000
      7.08% due 1999                                        10,000       10,000
      8.51% through 8.55% due 2001                          19,000       19,000
      7.53% and 7.91% due 2002                              30,000       30,000
      8.25% through 8.40% due 2022                          35,000       35,000
    Secured medium-term notes, series B
      6.23% through 6.31% due 2003                          28,000       28,000
      6.07% and 6.10% due 2004                              18,500       18,500
      6.51% and 6.53% due 2008                               4,500        4,500
      6.83% and 6.90% due 2013                              13,000       13,000
      7.19% due 2023                                        13,000       13,000
    Secured medium-term notes, series C
      6.92% and 6.93% due 2005                              31,000       31,000
      6.58% due 2006                                        10,000            -
      7.02% and 7.04% due 2007                              25,000       25,000
      6.61% and 6.62% due 2009                               8,000            -
      7.12% due 2010                                         7,000        7,000
      7.35% and 7.36% due 2015                              12,000       12,000
      7.15% and 7.20% due 2025                              17,000            -
                                                          --------     --------
                                                           345,060      340,200
Less sinking-fund requirements and maturities
 included in current liabilities                              (140)     (30,140)
                                                          --------     --------
          Total long-term debt                             344,920      310,060
                                                          --------     --------
                                                                49%*         47%*

TOTAL CAPITALIZATION                                      $703,694     $651,588
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


                WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EARNINGS
                           REINVESTED IN THE BUSINESS



                                                     Year Ended September 30,
                                               ----------------------------------
                                                   1996         1995         1994
                                               --------     --------     --------
                                                         (in thousands)


Balance, at beginning of year                  $ 28,865     $ 18,137     $ 48,094
  Net income (loss)                              37,224       17,854       (8,243)
  Excess premium, preferred redemption               --           --         (798)
  Dividends declared on capital stock:
    Common stock, $1.50, $-0-, and
     $1.60 per share, respectively              (16,578)          --      (16,937)
    Cumulative preferred stock:
      5%, series A                                   --           --           (9)
      6%, series B                                   --           --          (13)
      8-7/8%, series C                               --           --          (23)
      8-3/4%, series F                               --           --          (22)
      8-3/4%, series I                               --           --          (88)
      7.45%, series II                           (4,470)      (4,470)      (3,824)
      8.50%, series III                          (2,550)      (2,656)          --
                                               --------     --------     --------
Balance, at end of year                        $ 42,491     $ 28,865     $ 18,137
                                               ========     ========     ========


The accompanying notes are an integral part of these consolidated statements.


                  WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF PREMIUM ON COMMON STOCK



                                                        Year Ended September 30,
                                                    --------------------------------
                                                       1996         1995        1994
                                                   --------     --------    --------
                                                             (in thousands)


Balance, at beginning of year                      $167,752     $163,978    $161,618
  Excess of cost over par value of
   preferred stock reacquired                            --           --        (331)
  Excess of purchase price over par value
   of shares of common stock issued under
   the parent company's Dividend
   Reinvestment and Stock Purchase Plan               2,738        3,659       4,507
  Excess of purchase price over par value
   of shares of common stock issued under
   the parent company's Employee Stock
   Purchase Plan                                        274          288         350
  Common and preferred stock expense                    (39)        (173)     (2,166)
                                                   --------     --------    --------
Balance, at end of year                            $170,725     $167,752    $163,978
                                                   ========     ========    ========


The accompanying notes are an integral part of these consolidated statements.


                  WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Year Ended September 30,
                                                    ---------------------------------
                                                       1996         1995         1994
                                                   --------     --------     --------
                                                             (in thousands)
Cash flow provided by (used in) operating
 activities:

  Net income (loss)                                $ 37,224     $ 17,854     $ (8,243)
                                                   --------     --------     --------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                    35,752       33,432       31,293
    Provision for uncollectible
     accounts receivable                              1,181        1,151        2,406
    Federal income tax - deferred                    12,405        8,534       (7,480)
    Changes in:
      Federal income tax - current                    6,451           --          573
      Accounts receivable                            (4,508)      (4,987)      34,966
      Environmental recoveries
       (expenditures), net                              109       24,210      (11,808)
      Purchased gas adjustment                       25,814       36,815        2,608
      Accounts payable                              (10,417)       6,538       18,494
      Materials and supplies                          6,907       (4,346)      14,246
      Deferred charges                              (12,293)      (2,318)     (12,168)
      Other assets and liabilities                    3,806       (3,927)     (23,258)
    Other                                                --           --        2,854
                                                   --------     --------     --------
      Total adjustments                              65,207       95,102       52,726
                                                   --------     --------     --------
        Net cash provided by operating
         activities                                 102,431      112,956       44,483
                                                   --------     --------     --------
Cash flow provided by (used in) investing
 activities:
  Utility plant additions                           (91,013)     (86,687)     (83,158)
  Proceeds from asset dispositions                      719          412        1,260
                                                   --------     --------     --------
        Net cash (used in) investing
         activities                                 (90,294)     (86,275)     (81,898)
                                                   --------     --------     --------




                 WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                           September 30,
                                                 ---------------------------------
                                                    1996         1995         1994
                                                 -------      -------      -------
                                                          (in thousands)
Cash flow provided by (used in)
 financing activities:
  Proceeds from issuance of:

    Common stock                                 $ 3,620      $ 4,812      $ 6,108
    Preferred stock                                   --           --       87,887
    First mortgage bonds                          34,470       74,280           --
  Changes in receivables and payables
   with affiliated companies, net                    415      (11,000)     (18,713)
  Redemptions and repurchases:
    Preferred stock                                   --           --      (23,398)
    First mortgage bonds                         (30,140)     (85,140)      (3,340)
  Cash dividend payments:
    Common                                       (16,578)          --      (16,937)
    Preferred                                     (7,020)      (6,489)      (3,538)
                                                 -------      -------      -------
        Net cash provided by (used in)
         financing activities                    (15,233)     (23,537)      28,069
                                                 -------      -------      -------
Net increase (decrease) in cash and
 cash equivalents                                 (3,096)       3,144       (9,346)
  Beginning cash and cash equivalents              3,571          427        9,773
                                                 -------      -------      -------
  Ending cash and cash equivalents               $   475      $ 3,571      $   427
                                                 =======      =======      =======
Supplemental disclosures of cash
 flow information
  Cash paid during the year for:
    Interest (net of amounts
     capitalized)                                $28,025      $33,892      $29,836
    Income taxes                                 $    --      $    --      $ 2,400


The accompanying notes are an integral part of these consolidated statements.


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain information necessary to understand Washington Natural's financial condition and results of operations is substantially the same as disclosed by the Company in the following Notes to Consolidated Financial Statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

The consolidated financial statements include the accounts of Washington Energy Company and its wholly-owned subsidiaries, after elimination of intercompany items and transactions. The Company's subsidiaries are:

     1. Washington Natural Gas Company and its wholly-owned subsidiaries;
     2.  Washington Energy Services Company;
     3.  Washington Energy Gas Marketing Company;
     4. WECO Finance Company and until June 30, 1996, its wholly-owned subsidiary;
     5.  Thermal Energy, Inc., and its wholly-owned subsidiary, and
     6.  ThermRail, Inc.

The principal business operations of Thermal Energy, Inc. and subsidiary and ThermRail, Inc. are reported as discontinued operations.

Washington Natural's accounting records are maintained in accordance with GAAP and with the FERC uniform system of accounts, which has been adopted by the WUTC.

(b)  Reclassifications

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. The two most significant reclassifications are (1) nonrefundable contributions in aid of construction are now included as a direct reduction to utility plant and (2) coal and rail operations are reported as discontinued operations on the income and cash flow statements.

(c)  Utility Plant and Depreciation

Utility plant is stated at the original cost of construction. Costs include indirect costs such as engineering, supervision, certain taxes and pension and other benefits. When a depreciable unit of property is retired, the cost is credited to utility plant and charged to accumulated depreciation together with the cost of removal, less any salvage. No gain or loss is recognized upon normal retirement. Substantially all of the property of Washington Natural is subject to the lien of its first mortgage bond indenture.

Provisions for depreciation of utility plant are determined by applying straight-line rates to the original cost of the various classifications of property, adjusted for estimated removal cost and salvage. These rates may be adjusted prospectively from time to time based upon revised estimates of the useful lives, removal costs and salvage of the various classes of assets, with approval of the WUTC. The weighted average depreciation rate used was approximately 3.6% for 1996 and 3.5% for 1995 and 1994.

(d)  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(e)  Materials and Supplies

Materials and supplies are stated at the lower of cost or market and includes the cost of gas in storage. Cost is determined principally under the weighted average cost method.

(f)  Regulatory Assets and Liabilities

Washington Natural defers certain costs and other liabilities that otherwise would be charged to expense if it is probable that the WUTC will permit future recovery of such costs. Differences between the actual cost of Washington Natural's gas supplies and that currently allowed by the WUTC are deferred and recovered or repaid through the PGA mechanism. Certain income tax deferrals are discussed in Note 2. The remainder of these costs is included in "Deferred charges and other" in the financial statements and is amortized and recovered in rates as prescribed by the WUTC. At September 30, 1996 and 1995, such deferred charges totaled $4,589,000 and $4,635,000, respectively. Of the year-end 1996 balance, $2,763,000 was being amortized and recovered in rates, with the remainder subject to future regulatory review and approval for recovery.

(g)  Allowance for Funds Used During Construction

The Allowance for Funds Used During Construction ("AFUDC") represents the cost of both the debt and equity funds used to finance utility plant additions during the construction period. The AFUDC rate allowed by the WUTC approximates the Company's weighted average cost of capital determined on a calendar year basis and was 9.03, 8.68 and 8.72 for 1996, 1995 and 1994, respectively. The amount of AFUDC recorded varies with the level of construction work in progress and the AFUDC rate used. AFUDC is capitalized as a part of the cost of utility plant and is reflected in the income statement as Other Income. AFUDC capitalized was $600,000, $660,000 and $400,000 for 1996, 1995 and 1994, respectively.

(h)  Allowance for Funds Used to Conserve Energy

The WUTC has authorized the Company to capitalize, as part of its energy conservation regulatory assets, related carrying costs calculated at a rate established by the WUTC. This Allowance for Funds Used to Conserve Energy ("AFUCE") is reflected in the income statement as Other Income in the amounts of $119,000, $67,000 and $53,000 in 1996, 1995 and 1994, respectively.

(i)  Unbilled Gas Revenues

Washington Natural accrues revenues for gas delivered but not billed to customers based on estimated usage from the meter reading dates to month end.

(j) Off-System Sales and Capacity Release

Washington Natural has been selling excess gas supplies and entering into gas supply exchanges with third parties outside of its distribution area since 1992. Washington Natural began releasing to third parties excess interstate gas pipeline capacity and gas storage rights on a short-term basis in 1993 and 1994, respectively. Washington Natural contracts for firm gas supplies and holds firm transportation and storage capacity sufficient to meet the expected peak winter demand for gas for space heating by its firm customers. Due to the variability in weather and other factors, however, Washington Natural holds contractual rights to gas supplies and transportation and storage capacity in excess of its immediate requirements to serve firm customers on its distribution system for much of the year which, therefore, are available for third-party gas sales, exchanges and capacity releases. The net proceeds from such activities are accounted for as reductions in the cost of purchased gas and passed on to customers through the PGA mechanism, with no impact on net income. As a result, Washington Natural does not reflect sales revenue or associated cost of sales for these transactions in its income statement. The net proceeds from these activities were $10,711,500, $7,374,000 and $3,997,000 for 1996, 1995 and 1994, respectively.

(k)  New Accounting Pronouncements

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in June 1996. This pronouncement provides consistent standards for distinguishing sales of financial assets from transactions that are secured borrowings. A company is required to recognize such transactions as sales when control has been surrendered and the transferred assets are presumptively isolated beyond the reach of the transferor and its creditors. This standard will be effective for transactions occuring after December 31, 1996. When effective this pronouncement will impact the Company's accounting for sales of merchandise and gas accounts receivable. Under this pronouncement, all such receivable sales under the Company's current sales agreement occuring after December 31, 1996 would be accounted for as secured borrowings.

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, companies to account for stock compensation awards based on their estimated fair value on the grant date. However, if companies choose not to account for such compensation on a fair value basis, they are required to disclose in a footnote to the financial statements any effect on net income that would have resulted had the company recognized expense for such compensation. The Company has not yet adopted SFAS No. 123, but as indicated in Note 3, due to the limited number of shares issued under the Company's stock plans on an annual basis, the amount of the compensation expense which would be required to be expensed or disclosed, is not material.

(l)  Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company's consolidated income tax provision is as follows (in thousands):


                                                    Year Ended September 30,
                                                -------------------------------
                                                    1996       1995        1994
                                                --------   --------    --------
Charged (credited) to operations:

  Current                                       $  1,838   $     75    $ (7,291)
  Deferred                                        14,267      6,212       1,375
  Investment tax credit                             (873)      (780)       (781)
                                                --------   --------    --------
    Total charged (credited) to operations        15,232      5,507      (6,697)
Charged (credited) to other income
 and expense, net                                  1,253    (10,366)     22,502
Credited to discontinued operations                 (986)   (14,320)       (500)
                                                --------   --------    --------
    Total income tax expense (benefit)          $ 15,499   $(19,179)   $ 15,305
                                                ========   ========    ========

The amount credited to "Other income and expense" in 1995 consists primarily of the deferred taxes associated with the write downs of the Company's investments in Cabot (see Note 12). The amount charged to "Other income (expense)" in 1994 consists primarily of deferred income taxes provided on the Cabot merger.

Washington Natural's consolidated income tax provision is as follows (in thousands):


                                                     Year Ended September 30,
                                                 ------------------------------
                                                    1996       1995        1994
                                                 -------    -------     -------
Charged (credited) to operations:

  Current                                        $ 6,589    $   336     $(4,344)
  Deferred                                        13,278      8,975       1,212
  Investment tax credit                             (873)      (780)       (781)
                                                 -------    -------     -------
    Total charged (credited) to operations        18,994      8,531      (3,913)
Charged to other income and expense, net             222       (336)     (2,078)
                                                 -------    -------     -------
    Total income tax expense (benefit)           $19,216    $ 8,195     $(5,991)
                                                 =======    =======     =======

The temporary differences and associated tax assets and liabilities comprising the Company's consolidated net deferred tax liability at September 30 are as follows (in thousands):


                                                        1996       1995
                                                    --------   --------
Deferred tax liabilities:

  Property basis and accelerated depreciation       $ 85,432   $ 78,521
  Investment in Cabot stock                           13,650     14,826
  Environmental remediation receivable                 3,557      1,986
  Regulatory tax asset net of regulatory tax
   liability                                           2,948      2,306
  Demand side management costs and other
   deferred utility expenses                           1,606      1,610
  Other                                                  755        885
                                                    --------   --------
    Total deferred tax liabilities                   107,948    100,134
                                                    --------   --------
Deferred tax assets:
  Net operating loss carry-forwards                    3,212     18,625
  Alternative minimum tax credits                     15,187      5,813
  Reserves for future losses                           3,327      4,255
  Investment tax credit                                2,968      3,752
  Contributions in aid of construction                 1,867      3,273
  Coal development activities                              -        956
  Compensation related differences                     3,141      2,892
  Environmental remediation liability                  2,357      1,602
  Other                                                5,433      3,223
                                                    --------   --------
    Total deferred tax assets                         37,492     44,391
                                                    --------   --------
  Net deferred tax liability                          70,456     55,743
  Less amount classified as current asset              4,663      3,707
                                                    --------   --------
    Net noncurrent deferred tax liability           $ 75,119   $ 59,450
                                                    ========   ========

The temporary differences and associated tax assets and liabilities comprising Washington Natural's net deferred tax liability at September 30 are as follows (in thousands):


                                                        1996      1995
                                                    --------  --------
Deferred tax liabilities:

  Property basis and accelerated depreciation       $ 85,847  $ 78,521
  Environmental remediation receivable                 3,557     1,986
  Regulatory tax asset net of regulatory
   tax liability                                       2,948     2,306
  Demand side management costs and other
   deferred utility expenses                           1,606     1,610
  Other                                                  910       586
                                                    --------  --------
    Total deferred tax liabilities                    94,868    85,009
                                                    --------  --------
Deferred tax assets:
  Net operating loss carry-forwards                    1,848     3,004
  Alternative minimum tax credits                      1,047     3,513
  Investment tax credit                                2,968     3,752
  Contributions in aid of construction                 1,867     3,273
  Compensation related differences                     3,050     2,892
  Environmental remediation liability                  2,357     1,602
  Other deferred tax assets                            2,334       854
                                                    --------  --------
    Total deferred tax asset                          15,471    18,890
                                                    --------  --------
  Net deferred tax liability                          79,397    66,119
  Less amount classified as current asset              4,663     3,707
                                                    --------  --------
    Net noncurrent deferred tax liability           $ 84,060  $ 69,826
                                                    ========  ========

At September 30, 1996, the following consolidated carry-forwards are available to reduce the Company's future income tax liability (in thousands):



                                          Carry-
                                        forwards    Expiration
                                        --------    ----------
1994 net operating loss                  $ 9,176          2009
                                         =======
Alternative minimum tax credits          $15,187     Unlimited
                                         =======

The Company has determined it is more likely than not that the deferred tax assets will be realized and, therefore, a valuation allowance is not required. The alternative minimum tax credits can be used in the future to reduce the Company's regular tax liability in excess of its minimum tax liability. The Company has certain deferred tax assets which may be subject to restrictions following the proposed merger with Puget. However, the impact of these restrictions would not be material.

(b)  Flow-Through Accounting

In accordance with a directive from the WUTC, Washington Natural uses "flow-through accounting," wherein no charge is made currently in the income statement for certain income tax payments deferred as allowed by the Internal Revenue Service. However, as required by SFAS No. 109, Accounting for Income Taxes, a deferred tax liability or asset has been recorded for the amount of income tax payments deferred. A regulatory tax asset or liability has been recorded to reflect the expected recovery or refund through adjustment of customers' rates when these taxes become payable or receivable in future periods. Based on the WUTC's past decisions and policies, it is management's opinion that the WUTC will allow Washington Natural full recovery in its rates of the increased future tax expense resulting from the use of this accounting method.

(c)  Reconciliation of Statutory Income Tax Rate to Effective Rate


                  WASHINGTON ENERGY COMPANY AND SUBSIDIARIES


                                                      Year Ended September 30,
                                                    ---------------------------
                                                     1996       1995     1994
                                                    ------     ------    ------


Statutory income tax rate                             35.0%     (35.0)%   (35.0)%
Excess of book over tax depreciation
 not deferred                                          2.8        0.8       3.4
Accelerated benefit on early retirement
 of depreciable assets                                (2.9)      (1.4)     (2.8)
Tax credit on gas produced from tight
 sands formations                                       --         --       4.9
Amortization of investment tax credit                 (2.3)      (1.3)     (2.7)
Dividends-minority interest                            6.4        4.1       4.8
Cabot merger and related reserves                       --         --      83.3
Provision for tax contingencies                        2.3        2.0        --
Dividends received deduction                           (.7)      (1.5)     (1.2)
Other, net                                             (.5)        .5      (0.6)
                                                     -----      -----      ----
  Effective income tax rate                          40.1%      (31.8)%    54.1%
                                                     =====      =====      ====


               WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES


                                                      Year Ended September 30,
                                                    ---------------------------
                                                      1996       1995      1994
                                                    ------     ------    ------


Statutory income tax rate                            35.0%       35.0%    (35.0)%
Excess of book over tax depreciation
 not deferred                                         1.9         1.9       7.0
Accelerated benefit on early retirement
 of depreciable assets                               (2.0)       (3.2)     (5.7)
Amortization of investment tax credit                (1.6)       (3.0)     (5.5)
Other, net                                             .7         0.8      (2.9)
                                                     ----        ----     -----
  Effective income tax rate                          34.0%       31.5%    (42.1)%
                                                     ====        ====     =====

The investment tax credit was repealed by Congress in 1986. Credits earned previously are being credited to income over the lives of the property giving rise to the credits.

(3)  COMMON STOCK:

(a)  Dividend Reinvestment and Stock Purchase Plan

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

(b)  Employee Stock Purchase Plan

The Company has an employee stock purchase plan, under which options are granted to eligible employees who elect to participate in the plan on January 1st and July 1st of each year. Participants are allowed to exercise those options six months later to the extent of payroll deductions or cash payments accumulated during that six-month period. The option price under the plan is 90% of the fair market value of the common stock at the grant date, or 100% of the fair market value at the exercise date, whichever is less; but in no event less than the $5.00 par value of the common stock.

(c)  Incentive Stock Option Plans

Incentive stock options have been granted under two separate plans. One plan was approved in February 1984 ("the Original Plan") which expired in September 1993 and one was approved in February 1994 (the "New Plan"). Both plans grant, to executives and key employees, options to purchase shares of Washington Energy's common stock at a price not less than 100% of the market value of such shares at the time of granting the option. At September 30, 1996, there were 117,003 and 795,277 shares of the Company's common stock authorized but unissued under the Original Plan and the New Plan, respectively.

At the discretion of the Compensation and Benefits Committee of the Board of Directors, any option granted may include a stock appreciation right ("SAR"). Any optionee exercising a stock option loses the corresponding SAR as to that option and vice versa. SARs have been granted in tandem with all options outstanding under the Original Plan and the New Plan. The exercise of SARS and the forfeitures of options do not decrease the amount of shares reserved for issuance under the New Plan.


                                        Option Grant Price
                          ----------------------------------------------

                                      $20.06 to
                             $15.06    $21.38    $18.38   $13.38   $18.56    Total
                            -------    -------  -------  -------   -------   -------
Options/SARS outstand-
 ing at September 30,
 1993                         2,100    321,466       --       --        --   323,566

  Grants                         --         --  152,800       --        --   152,800
  Exercises                    (700)        --       --       --        --      (700)
  Forfeitures                (1,400)  (116,800) (26,500)      --        --  (144,700)
                            -------    -------  -------  -------   -------   -------
Options/SARS outstand-
 ing at September 30,
 1994                            --    204,666  126,300       --        --   330,966

  Grants                         --         --       --  191,375        --   191,375
  Exercises                      --         --       --  (11,500)       --   (11,500)
  Forfeitures                    --    (38,700) (20,700) (15,750)       --   (75,150)
                            -------    -------  -------  -------   -------   -------
Options/SARS outstand-
 ing at September 30,
 1995                            --    165,966  105,600  164,125        --   435,691

  Grants                         --         --       --       --    88,000    88,000
  Exercises                      --         --   (9,000) (22,636)   (8,700)  (40,336)
  Forfeitures                    --    (48,963)  (8,400) (10,028)     (500)  (67,891)

Options/SARS outstand-
 ing at September 30,
 1996                            --    117,003   88,200  131,461    78,800   415,464
                            =======    =======  =======  =======   =======   =======

Unexercised options at September 30, 1996 do not result in a material dilution of earnings per common share.

(d)  Performance Share Plan

A performance share plan was established October 1, 1981, which provided for the annual award of performance units to designated officers and other key executives, and for payment of the awards to be contingent upon attainment of future performance objectives of the Company over the succeeding four-year period. Generally, under the Company's current policy, at least 50% of any payments pursuant to the plan are to be made in common stock of the Company and the balance of the payments are to be made in cash or shares of common stock. No performance units were awarded under the plan in 1995 or in 1996, and no such awards are anticipated for 1997. Due to the losses sustained in 1994 and 1995, the minimum performance objectives of the plan relative to performance units outstanding at September 30, 1996, could not be met. In the event of a change in control, however, all participants would receive payment for 100% of outstanding awards. The aggregate number of performance units for which such payments would be made as a result of a change in control prior to September 30, 1997 would be 19,298 units. See Note 16 regarding the proposed merger with Puget.

(e)  Directors' Stock Bonus Plan

A directors' stock bonus plan was approved by the shareholders in February 1991. The plan provides for annual awards of 200 shares of Washington Energy common stock to each outside director, and permits the director to defer issuance of the shares until after the director leaves the Board of Directors. The director receives additional awards equivalent to the dividends reinvested on the awarded but unissued shares. During 1996, 1995 and 1994, 1,400 shares were awarded under the plan. At September 30, 1996, 9,735 shares were awarded but not issued under the plan.

(f)  Summary Table of Stock Plans

Shares issued and available for future issuance pursuant to the dividend reinvestment and other stock plans are summarized below:


                                      Shares
                                   Reserved for
                                    Issuance at
                                   September 30,            Shares Issue
                                  --------------   -----------------------------
                                     1996          1996      1995       1994
                                   ------------    --------  --------   --------


Dividend reinvestment and
 stock purchase plan                    611,091    172,578    324,839    363,879
Employee stock purchase plan              8,628     21,881     29,773     27,055
Incentive stock option plan             912,280      3,583      1,140        700
Performance share plan                  774,324         --         --     10,489
Directors' stock bonus plan              37,130        217        204        190
                                      ---------    -------    -------    -------
     Total                            2,343,453    198,259    355,956    402,313
                                      =========    =======    =======    =======

The increase in common equity resulting from issuance of shares under the various plans described above was $3,686,000 in 1996, $4,825,000 in 1995, and $6,342,000 in 1994.

(g)  Puget Option

In connection with the execution of an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 18, 1995 by and among Washington Energy, Washington Natural and Puget, Washington Energy granted to Puget an option to purchase up to 19.9% of Washington Energy's common stock at an exercise price of $20.00 per share (the "Puget Option") (See Note 16 regarding proposed merger). The Puget Option becomes exercisable under certain circumstances if the Merger Agreement becomes terminable. The Puget Option further provides that in the event it becomes exercisable, Puget may require Washington Energy to repurchase the Puget Option or any previously purchased shares acquired under such option at a price based on or derived from the market price or a subsequent third-party offer on the day of exercise. The Puget Option terminates on the earlier of 1) the effective time of the merger under the Merger Agreement, 2) the termination of the Merger Agreement pursuant to its terms (other than a termination relating to or following certain specified business combinations), or 3) 180 days following any termination of the Merger Agreement relating to or following certain specified business combinations.

(4)  DIVIDEND RESTRICTION

There are no restrictions on payment of dividends by the Company, but as a practical matter, its long-term ability to pay dividends is limited by the restrictions on dividend payments in the first mortgage bond indenture of Washington Natural. Washington Natural did not pay dividends to Washington Energy during the period April 1994 to February 1996 due to these restrictions. During the current year, Washington Natural paid common dividends totaling $16,578,000 to Washington Energy. At September 30, 1996, Washington Natural had retained earnings of $1,123,000 in excess of the restriction level specified in the most restrictive indenture convenant.

(5)  PREFERRED STOCK

On September 15, 1994, Washington Natural sold 1,200,000 shares of 8.50% cumulative preferred stock, $25 par value, to the public for net proceeds of $29,105,000. The preferred stock is redeemable on or after September 1, 1999 at par value and has no sinking-fund requirements.

In November 1993, Washington Natural sold 2,400,000 shares of 7.45% cumulative preferred stock, $25 par value, to the public following the early redemption of all its other preferred stock series. The sale netted proceeds to Wash ington Natural of $58,782,000. The preferred stock is redeemable on or after November 1, 2003, at par value and has no sinking-fund requirements.

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

The Company's sinking fund requirements and long-term debt maturities for the next five years ending September 30 are: 1997, $140,000; 1998, $13,920,000;
1999, $10,000,000; 2000, $25,000,000; and 2001, $19,000,000.  The $30,000,000
of 10-1/4% bonds due in 1997 were called early and redeemed with a premium of 1.14% in December 1995. The redemption was funded by the issuance of additional long-term debt.

(7)  OTHER FINANCING ARRANGEMENTS

On March 31, 1995, the Company entered into a new credit agreement with a lending group composed of nine commercial banks and terminated its prior $150 million revolving credit agreement. The new agreement provides for a committed revolving credit facility of up to $250 million for a three-year period. Advances bear interest at one of several, optional, market-based rates. The agreement requires payment of a commitment fee on the average unused balance of the facility. The fee is based on the Company's commercial paper rating and is currently 1/4 of 1% per annum. This credit agreement is utilized primarily to provide credit support for various uncommitted, short-term financing arrangements. No advances were outstanding under this facility at September 30, 1996.

The terms of this credit agreement limit the total debt of Washington Energy and its subsidiaries to 65% of total capitalization as determined on a quarterly basis. For purposes of the agreement, debt consists of all borrowed funds, both short and long term, and total capitalization consists of total debt plus consolidated common stock equity and preferred stock equity of Washington Energy, and of Washington Natural to the extent it is held by third parties. At September 30, 1996, consolidated debt was 64.4% of total capitalization. Because the first quarter of the year generates substantial positive operating cash flows, the Company does not expect to exceed the limitation prior to the anticipated closing of the merger with Puget.

The Company has commercial paper programs available through two sources totaling $250 million. The Company can borrow up to $40 million at commercial paper rates through a credit program, credit-enhanced by a commercial bank. Aggregate borrowings under the commercial paper and enhanced credit facilities are limited to $250 million. At September 30, 1996, $138 million in commercial paper was outstanding and $40 million was borrowed under the enhanced credit facility.

The Company also has an uncommitted short-term credit arrangement with a commercial bank whereby it may borrow up to $25 million at short-term market rates. At September 30, 1996, no borrowings were outstanding under this arrangement.

Washington Natural has an agreement with Cooperative Receivables Corporation ("CRC") whereby it may sell to CRC up to $90 million principal amount of undivided interests in merchandise and gas accounts receivable at face value. With the transfer of the merchandise business to Services in 1994, new merchandise receivables are no longer being sold to CRC. At September 30, 1996, $13 million of outstanding merchandise and gas receivables had been sold under the agreement, and $9.7 million of eligible receivables had not been sold under the arrangement. See Note 1, regarding the change in accounting treatment for receivable sales under this agreement. Absent completion of the merger with Puget by March 31, 1997, the Company may be in violation of the 65% debt limitation which would constitute an event of default under the credit agreement due to implementation SFAS No. 125 on January 1, 1997. Sales of receivables under the Company's existing program after this date must be accounted for as secured borrowings which will increase the level of debt used in the calculation of this covenant. In the short term, the default could be cured by obtaining waivers from the bank group or by restructuring the receivable sales program to qualify for sales treatment under SFAS No. 125. Even with the restructuring of the receivable sales program, the Company may be in default at September 30, 1997 due to seasonal borrowing requirements and funding of planned capital expenditures. Absent completion of the merger with Puget, an increase in the equity component or a decrease in the debt component of the balance sheet would be required. This may be accomplished with the issuance of additional equity.

The composite interest rate at September 30, 1996, 1995 and 1994, on outstanding short-term borrowings, including the impact of interest rate swaps, was 6.3%, 7.1% and 6.3%, respectively. During the past three years, short-term borrowing levels and average interest rates, including the impact of interest rate swaps, were as follows:


                                         1996     1995     1994
                                       ------   ------   ------

Maximum outstanding (in millions)      $204.9   $242.4   $174.3
Average outstanding (in millions)      $146.0   $130.0   $115.5
Weighted average rate                     7.3%     7.7%     6.1%

The Company has, on occasion, entered into interest rate swap agreements to reduce the impact of changes in interest rates on portions of its floating-rate, short-term debt. The one agreement outstanding at September 30, 1996 effectively changes the Company's interest rate on outstanding commercial paper to 9.64% on a notional principal amount of $16.5 million expiring March 31, 2000.

The Company leases the majority of its motor vehicle fleet, certain computer and telecommunications equipment and office space at four locations, which are accounted for as operating leases. Annual rental expense for 1996, 1995 and 1994 was $3,680,000, $4,098,000 and $4,050,000, respectively. Minimum annual lease payments for the next five years and thereafter are: 1997, $2,689,642; 1998, $2,041,197; 1999, $1,244,543; 2000, $1,125,495; 2001, $807,322, and
thereafter, $18,234,000.

(8)  PENSION AND RETIREMENT BENEFITS

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

The following tables set forth the Plan's funded status and the pension liability recognized in the consolidated financial statements (in thousands):


                                               1996       1995      1994
                                            ---------  ---------  ---------
Actuarial present value of
 accumulated benefit obligations:

  Vested                                      $45,405    $39,319    $36,828
  Non-vested                                      524        599        732
                                              -------    -------    -------
    Total                                     $45,929    $39,918    $37,560
                                              =======    =======    =======
Projected benefit obligations for
 service rendered to date                     $55,540    $49,819    $48,279
Plan assets at fair value, primarily
 marketable stocks, bonds and short-
 term investments                              71,748     64,248     57,812
                                              -------    -------    -------
Plan assets in excess of projected
 benefit obligations                           16,208     14,429      9,533
Unrecognized amounts:
  Prior service cost                            1,418      1,568      1,717
  Net gains                                   (12,488)   (10,770)    (4,683)
  Net transition gain                          (7,293)    (8,103)    (8,913)
                                              -------    -------    -------
    Net pension liability included in
     the balance sheet                        $(2,155)   $(2,876)   $(2,346)
                                              =======    =======    =======

Net pension cost includes:
  Service cost of benefits earned
   during the period                           $2,116    $ 2,163    $ 2,577
  Interest cost on projected benefit
   obligations                                  3,791      3,568      3,238
  Actual return on Plan assets                 (9,483)    (8,704)    (1,870)
  Amortization of net transition gain            (810)      (810)      (810)
  Unrecognized prior service cost                 149        149        165
  Amortization of deferred gains                 (598)      (275)      (456)
  Current asset gain (loss) deferred            4,113      4,440     (2,376)
                                              -------    -------    -------
    Net pension cost (income)                 $  (722)   $   531    $   468
                                              =======    =======    =======
Assumptions used in the calculations:
  Weighted-average discount rate                7 1/2%     7 1/2%     7 1/2%
  Long-term rate-of-return on assets            8 1/2%     7 1/2%     7 1/2%
  Compensation increase                         5 1/2%         6%         6%


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

In 1994, the Company initially recorded the liability for future benefit obligations of the SERC and the asset representing the cash surrender value of life insurance policies purchased to fund the SERC. For accounting and disclosure purposes, neither the net death benefit from the life insurance policies of $45,600,000 nor the policies' net cash surrender value of $6,034,000 at September 30, 1996 qualify as plan assets since the proceeds of the policies are not segregated or formally restricted to funding the SERC.

The following tables set forth the SERC's funded status and the net liability recognized in the consolidated financial statements (in thousands):


                                                     1996       1995       1994
                                                   --------   --------   --------
Actuarial present value of accumulated
 benefit obligations:

  Vested                                            $ 4,846    $ 4,552    $ 4,005
  Non-vested                                          1,123        813        716
                                                    -------    -------    -------
    Total                                           $ 5,969    $ 5,365    $ 4,721
                                                    =======    =======    =======
Projected benefit obligations for service
 rendered to date                                    $5,969    $ 5,365    $ 4,721
Assets segregated for SERC                               --         --         --
                                                    -------    -------    -------
Assets less than projected benefit obligations       (5,969)    (5,365)    (4,721)
Unrecognized amounts:
  Prior service cost                                  4,252      4,570      4,451
  Gains                                                (443)      (745)      (654)
                                                    -------    -------    -------
    Pension liability net of pension asset
     included in the balance sheet                  $(2,160)   $(1,540)   $  (924)
                                                    =======    =======    =======
Net pension cost includes:
  Service cost of benefits earned during
   the period                                       $   313    $   254    $   322
  Interest cost on projected benefit
   obligations                                          415        362        383
  Unrecognized prior service cost                       303        248        289
                                                    -------    -------    -------
    Net pension cost                                $ 1,031    $   864    $   994
                                                    =======    =======    =======
Assumptions used in the calculations:
  Weighted-average discount rate                      7 1/2%    7 1/2%      7 1/2%
  Compensation increase                               4 1/2%    4 1/2%      4 1/2%


The Company does not offer any significant post-retirement benefits other than pensions.

(9)  LIABILITY FOR ENVIRONMENTAL MATTERS

(a)  General

The distribution of natural gas by Washington Natural involves certain controllable environmental risks. Washington Natural conducts its natural gas distribution business using accepted industry practices and procedures. Washington Natural is not aware of any material environmental exposures related to its current natural gas distribution activities. However, Washington Natural, as the former operator of, or the successor to a former operator of, several manufactured gas plants operating in western Washington prior to 1957, has several existing environmental exposures.

Former manufactured gas plant sites in the following areas are currently undergoing investigation, remedial actions or monitoring actions relating to environmental contamination: 1) Everett, Washington; 2) "Gas Works Park" in Seattle; 3) "Tacoma Upland Source Control Site" in Tacoma, Washington; 4) Chehalis, Washington; and 5) the "Tideflats" area of Tacoma, Washington.

The financial statements reflect actual costs to date and management's estimates of the costs to be incurred, based on known and available information with regard to the extent of contamination and the potential methods of cleanup or containment believed to be feasible at each site. Washington Natural is continually evaluating the progress at each site and the cost estimates will be revised, if necessary, as new information is available. The financial statements reflect receivables for the expected recovery, from third parties, of substantially all of the remediation costs deferred pursuant to Washington Utilities and Transportation Commission authorization.

(b)  Everett

Washington Natural is conducting an independent remedial action at the Everett site. The remedial investigation study and the feasibility study to determine the appropriate method of remediation or containment were completed in August 1995 and June 1996, respectively. Washington Natural is pursuing a containment approach as the appropriate method of remediation. This analysis indicated that the reserve for investigation and remediation costs of $3,250,000, previously established, is currently sufficient to cover the expected costs at the site, exclusive of remediation costs, if any, which may arise in connection with the adjacent Snohomish River. Investigation and feasibility costs of $463,000 have been incurred through September 30, 1996. The Everett site was previously owned and operated by other companies who are potentially liable parties ("PLPs") for the remediation of the site. The cost estimate reflects the total cost expected to remediate the site before contributions by other PLPs.

(c)  Gas Works Park

Washington Natural sold the site of a former manufactured gas plant at Lake Union, now known as "Gas Works Park," to the City of Seattle in 1962. The City of Seattle, in a letter dated February 24, 1995, requested that Washington Natural participate in a cleanup of this site. Washington Natural believes that the contract, by which it conveyed the land to the City of Seattle, presents substantial defenses that mitigate its exposure for environmental remediation costs which may be incurred at this site.

On July 15, 1996, the City of Seattle completed a preliminary study that reviewed the range of remediation alternatives at the site. This study estimated that the costs of the various alternatives were in the range of $4.9 million to $8.6 million exclusive of any remediation costs which may arise in connection with the adjacent Lake Union. Washington Natural and the City of Seattle are negotiating an Agreed Order with the Washington State Department of Ecology, regarding participation in a more definitive investigation of remedial alternatives at the site. Washington Natural anticipates that in order to resolve this matter with the City of Seattle, the potential cost to Washington Natural may approximate $3,000,000. During the fourth quarter of 1996, the reserve for the potential resolution of this matter with the City of Seattle was increased from $1,000,000 to $3,000,000.

(d)  Tacoma Upland Source Control and Thea Foss Waterway

Washington Natural was the former owner of land, located upland from the Thea Foss Waterway in Tacoma, Washington where a manufactured gas plant (MGP) was operated by several other companies. Washington Natural acquired this site ("Tacoma Upland Source Control Site") after the manufactured gas plant was closed. The site was later sold in parcels to several buyers. The City of Tacoma, the Washington State Department of Transportation and two former operators of the plant and Washington Natural as a former owner have been designated as PLPs at this site. In May 1996, a consultant to the PLPs estimated the cost of remediating the Tacoma Upland Source Control Site to be approximately $4,000,000, exclusive of any remediation costs which may arise in connection with the adjacent Thea Foss Waterway. Because there are multiple PLPs, Washington Natural believes, based on currently available information, that its maximum exposure is approximately $700,000, which has been recorded as a liability.

The City of Tacoma has undertaken an investigation study of contamination in the Thea Foss Waterway. The extent of the contamination related to possible MGP operation in the waterway is not currently known and the impact, if any, on the Company and Washington Natural cannot be currently determined.

(e)  Chehalis

The Chehalis site has been undergoing independent remedial actions since September 1992. As of the fall of 1995, Washington Natural had completed source control and installed groundwater monitoring wells. Washington Natural is currently compiling seasonal groundwater data, which to date indicates only low levels of contamination. In 1997, Washington Natural expects to complete groundwater monitoring at the site, at which time a determination will be made as to what, if any, additional remedial measures are required. As of September 30, 1996, the financial statements include a reserve of $283,000, which is sufficient to cover remaining costs at the site, assuming that further remedial measures are not required.

(f)  Tideflats

The remediation activities at the Tideflats site were completed as of July 1995, and confirmed by the U.S. Environmental Protection Agency ("EPA") in a letter dated September 28, 1995. The remediation activities consisted of a site excavation pursuant to the Comprehensive Environmental Response, Compensation and Liability Act under EPA management and oversight whereby contaminated soils were removed, treated and stockpiled on the site. Monitoring equipment has been installed at the site. Ongoing monitoring and maintenance costs are being expensed as incurred and are not material.

In June 1991, Washington Natural filed a lawsuit in Washington State Superior Court, King County, Washington ("Superior Court"), against certain insurance companies that provided insurance applicable to the Tideflats site at various times dating back to the 1940s. On June 10, 1994, the Superior Court entered final judgment in favor of Washington Natural. Under the terms of the final judgment, Washington Natural was entitled to collect its present and future uncompensated reasonable and necessary costs in remediating the site from the policies of certain insurer defendants in the action. During 1995, Washington Natural settled its lawsuit with the insurance carriers in consideration of their dismissal of the appeal of the Superior Court judgment regarding coverage of the Tideflats remediation costs. In September 1995, Washington Natural received approximately $29,000,000 in final settlement of all remaining claims against insurance carriers regarding this site. As a result of this settlement and amounts previously received, Washington Natural has recovered substantially all the remediation costs which had been deferred.

(g)  Expected Recoveries

Washington Natural's financial statements as of September 30, 1996, include environmental receivables totaling $10,164,000 primarily for expected recoveries from insurance carriers, based upon the successful litigation against its insurers regarding the Tideflats site, and other PLPs. Although the factual situations at the other sites differ in some respects from the factual situation at the Tideflats site, Washington Natural believes, based on the precedents established in the Tideflats case and discussion with legal counsel, that it is probable that it has insurance coverage sufficient to recover costs not recovered from other PLPs. In the event that recoveries from insurance and other PLPs are not sufficient, Washington Natural Gas, under an agreement with the WUTC, will seek recovery of such unreimbursed costs in future customer rates.

Based on all known facts and analyses, the Company and Washington Natural believe it is not likely that the identified environmental liabilities will result in a material adverse impact on the Company's or Washington Natural's financial position, operating results or cash flow trends.

(10)  LITIGATION

(a)  Alleged Securities Violations

A class-action lawsuit was filed against Washington Energy and two of its officers, one of whom has subsequently retired (collectively, "the Defendants"), in U.S. District Court, Western District of Washington ("District Court"), in February 1994, alleging violations of state and federal securities act provisions and associated violations of Washington state law. The essence of the complaint concerned alleged disclosure violations regarding the nature or the extent of the financial risk associated with the 1992 utility rate request filing of Washington Natural. In May 1994, the Defendants filed a motion to dismiss the lawsuit. On July 25, 1994, the District Court issued an Order Granting Defendants' Motion To Dismiss and entered a judgment dismissing the action. The plaintiffs appealed to the Ninth Circuit Court of Appeals ("Court of Appeals"). On May 15, 1996, the Court of Appeals upheld Washington Natural's motion to dismiss. The plaintiffs did not pursue a timely appeal to the U.S. Supreme Court, thus concluding this matter.

(b)  Alleged Anti-Trust Violations

On September 6, 1994, Cost Management Services, Inc. ("Cost Management"), a Mercer Island, Washington, company involved in the purchase and resale of natural gas, filed an action against Washington Natural in District Court. Cost Management alleged that Washington Natural monopolized or attempted to monopolize the market for the sale of natural gas in central western Washington. Cost Management also alleged Washington Natural failed to charge its customers in accordance with the prices, terms and conditions set forth in tariffs filed by Washington Natural with the WUTC and that it wrongfully interfered with Cost Management's relationships with its customers. Cost Management sought injunctive relief and damages in an unspecified amount. Washington Natural filed a motion to dismiss the lawsuit, which was granted on May 5, 1995. In dismissing Cost Management's action the court ruled that the state action doctrine provides antitrust immunity for conduct pursuant to a clearly articulated and actively supervised state policy, where unfettered competition is replaced with regulation. In dismissing the federal antitrust claims, the court declined to retain jurisdiction over Cost Management's state law claims, which were dismissed without prejudice. Cost Management then filed its state claims in Superior Court. That case was stayed by agreement of the parties, pending resolution of the federal court action. Cost Management filed an appeal of the federal court dismissal in the Court of Appeals. The parties on November 22, 1995 filed briefs with the Court of Appeals and arguments were presented on August 8, 1996. Subsequent to September 30, 1996, the Court of Appeals issued a decision which reversed the District Court's dismissal of the case and remanded the case to the District Court for rehearing. The Court of Appeals ruled if Cost Management's claims were assumed to be true for purposes of the Appellate Review, the lower court's dismissal was improper. No ruling was made on the merits of any of Cost Management's claims. In the absence of pre-trial discovery, neither the outcome or the financial exposure from this lawsuit can be predicted at this time.

(11)  1995 and 1994 RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 1995, Washington Natural recorded a $3,150,000 ($2,000,000 after-tax) charge for severance costs related to a 4% reduction in its work force, initiated during that quarter and completed in the first quarter of 1996. The work-force reduction, which affected only salaried employees, was part of Washington Natural's ongoing organizational change efforts initiated in 1994. In addition, the Company recorded a charge of $1,250,000 for federal tax contingencies.

In the third quarter of 1994, the Company recognized $18,308,000 ($11,900,000 after tax) of restructuring and other one-time charges predominantly related to Washington Natural. Charges totaling $7,097,000 ($4,613,000 after tax) related to restructuring and downsizing utility operations and included employee severance costs and expensing of costs previously capitalized in planning a new headquarters building. The employee severance charge of $3,500,000 ($2,275,000 after tax) related to a staffing reduction of 12% from the October 1993 level of 1,480 employees.

The 1994 charges also included provisions by Washington Natural for estimated environmental investigation, legal and remediation costs associated with certain former manufactured gas plant sites and the write-off of certain deferred environmental-related costs. These charges totaled $2,231,000 ($1,450,000 after tax). Washington Natural recorded an additional $3,351,000 ($2,178,000 after tax) charge related to supplemental executive retirement contracts. The combined severance accruals were fully utilized in 1996 and 1995, respectively, although certain severance benefits are being paid over time under terms of individual severance agreements. During 1996 and 1995, termination benefits of $3,423,000 and $2,371,000, respectively, were paid. At September 30, 1996, the amount of such severance benefits remaining to be paid totaled $856,000.

(12)  UNCONSOLIDATED OIL AND GAS AFFILIATE

The following table details the Company's investment in Cabot at September 30, 1996, 1995 and 1994, and earnings and dividends received from the investment during each year (dollars in thousands):


                                               1996        1995       1994
                                             --------    --------   --------

Investment in Cabot                           $69,014     $69,975    $97,801
Percentage of total Cabot common stock           9.4%        9.4%       9.4%
Percentage of voting interest in Cabot          16.6%       16.6%      16.6%
Pre-tax income
  Preferred dividends accrued                 $ 3,402     $ 3,402    $ 1,418
  Equity in (loss)                               (619)     (9,185)      (573)
  Investment impairment write down                 --     (18,300)        --
Dividends received
  Preferred                                     3,402       3,402        567
  Common                                          341         341        171

At September 30, 1996, the carrying value of the Company's investment in Cabot exceeded the Company's proportionate interest in the underlying equity of Cabot by $6,800,000. The Company is amortizing this remaining balance on a straight-line basis over 16 years. Based on the closing price on the NYSE on September 30, 1996, the aggregate fair value of the Company's investment in Cabot common stock was $31,462,000. No fair value is readily available for the Cabot preferred stock as it is not publicly traded; however, the fair value of the Company's shares of Cabot preferred was estimated to be approximately $48,000,000 at September 30, 1996.

The Company's interest in Cabot's common stock is being accounted for using the equity method because the Company, through its representation on Cabot's board of directors, has the ability to exercise significant influence over operating and financial policies of Cabot.

In the fourth quarter of 1995, the Company recorded charges totaling $24,803,000 ($16,122,000 after tax) related to the adoption of SFAS No. 121 by Cabot and to recognize a permanent impairment in the carrying value of the Company's investment in Cabot. Cabot elected early adoption of SFAS No. 121 and recognized $113,900,000 of pre-tax impairment losses related to oil and gas producing properties in its fiscal quarter ended September 30, 1995.
Under the equity method of accounting, the Company recognized its 9.4% share of the impairment write down, which totaled $6,503,000 after Cabot's income tax provision ($4,227,000 after the Company's income tax provision). In addition, the Company wrote down its investment in Cabot by an additional $18,300,000 ($11,895,000 after-tax) to a value which approximated the fair market value of the Cabot securities held by the Company. Both charges resulted primarily from the decline in natural gas prices during 1995 and lower projections of future natural gas prices.

On May 2, 1994, the Company merged its oil and gas exploration and production subsidiary, Resources, with a wholly-owned subsidiary of Cabot in a tax-free exchange. The Company received 2,133,000 shares of Cabot Class A common stock and 1,134,000 shares of 6% convertible voting preferred stock of Cabot, stated value $50, in exchange for all the outstanding capital stock of Resources, in addition to the repayment of %63,661,000 of intercompany debt. The 1,134,000 shares of Cabot preferred stock are convertible into 1,972,174 shares of Cabot Class A common stock and are entitled to that number of votes on shareholder matters, making the Company the holder of 16.6% of Cabot's total voting securities. As part of the transaction, Cabot increased its board of directors from nine to eleven and appointed two directors nominated by the Company to fill the new positions. The Company recorded a net loss on the merger of $25,110,000, after providing for deferred taxes of approximately $29,600,000. During the fourth quarter of 1995, the Company resolved certain merger-related issues with Cabot, which resulted in an additional charge to earnings of $503,000 ($327,000 after tax).

See Note 13 regarding certain gas transportation, storage and other contractual arrangements of Resources that were excluded from the Cabot merger and retained by a subsidiary of the Company

(13) COMMITMENTS AND CONTINGENCIES

(a)  WEGM Demand Charge Obligations

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

The transportation rights on the PGT pipeline initially consisted of approximately 25,000 MMBtu per day of annual capacity and 20,000 MMBtu per day of winter-only capacity to Stanfield, Oregon, and approximately 20,000 MMBtu per day of annual capacity to the California border. WEGM held similar rights on Nova and ANG. Effective November 1, 1995, WEGM permanently assigned to IGI all of its Stanfield capacity and associated rights on Nova and ANG. In addition, WEGM segmented its capacity to California at Stanfield and permanently assigned 10,000 MMBtu per day of the Alberta to Stanfield rights to a third party effective November 1, 1995. WEGM's remaining PGT rights expire in October 2023, and the ANG and Nova rights expire in October 2008, with annual renewal options. As of September 30, 1996, WEGM has a reserve for future losses associated with these contractual obligations of $9,505,000. WEGM, as an expansion capacity holder, has been unable to fully recoup its demand charges, which have been approximately 70% higher than those paid by holders of vintage capacity. On September 11, 1996, the FERC approved a request from PGT for the cost of the expansion capacity to be "rolled in" with the cost of the vintage capacity to establish a uniform rate for holders of both types of capacity. Rates will be rolled in, in two stages over six years with the first stage effective November 1, 1996. WEGM's annual obligations for future demand charges through the primary term of WEGM's gas transportation and storage contracts are as follows: 1997, $2,833,000; 1998, $2,782,000; 1999, $2,782,000; 2000, $2,782,000; 2001,

$2,782,000; and thereafter, $40,690,000. The IGI management contract provides for incentive payments to IGI based on actual mitigation of demand charges relative to targets established on an annual basis.

WEGM initially established the reserve for estimated future losses associated with the transportation and storage obligations with a $16,000,000 (10,400,000 after tax) charge to earnings upon completion of the merger of Resources and Cabot in May 1994. In the fourth quarter of 1995, WEGM recorded a $5,000,000 ($3,250,000 after tax) charge to increase the reserve based on an assessment of the likelihood and timing of approval of rolled-in rates and actual mitigation results in 1995. During 1996, 1995 and 1994, pre-tax losses totaling $2,652,000, $5,841,000 and $3,001,000, respectively, were charged against the reserve.

(b) Washington Natural Commitments

Washington Natural has entered into various firm supply, transportation and storage service contracts in order to assure adequate availability of gas supply for its firm customers. Many of these contracts, which have remaining terms of from one to 27 years, provide that Washington Natural must pay a fixed demand charge each month, regardless of actual usage. Certain of Washington Natural's firm gas supply agreements also obligate Washington Natural to purchase a minimum annual quantity at market-based contract prices. Generally, if the minimum volumes are not purchased and taken during the year, Washington Natural is obligated to pay either: 1) a monthly or annual gas inventory charge calculated as a percentage of the then-current contract commodity price times the minimum quantity not taken; or 2) pay for gas not taken. Alternatively, under some of the contracts, the supplier may exercise a right to reduce its subsequent obligation to provide firm gas to Washington Natural. Washington Natural incurred demand charges in 1996 for firm gas supply, firm transportation service, and for firm storage and peaking service of $31,900,000, $53,221,000 and $9,738,000 respectively.

The following tables summarize Washington Natural's obligations for future demand charges through the primary terms of its existing contracts and the minimum annual take requirements under the gas supply agreements. The quantified obligations are based on current contract prices and FERC authorized rates, which are subject to change.


Demand Charge Obligations (in thousands):

                                                                     2002 &
                                                                     There-
                    1997      1998      1999      2000      2001     after      Total
                  --------  --------  --------  --------  --------  --------   --------
Firm gas
 supply           $ 30,952  $ 30,821  $ 29,833  $ 26,875  $ 26,875  $ 65,375   $210,731
Firm transpor-
 tation service     55,933    55,933    55,933    55,933    55,933   240,796    520,461
Firm storage
 and peaking
 service            11,943    11,943    11,943    11,943    11,943   172,027    231,742
                  --------  --------  --------  --------  --------  --------   --------
  Total           $ 98,828  $ 98,697  $ 97,709  $ 94,751  $ 94,751  $478,198   $962,934
                  ========  ========  ========  ========  ========  ========   ========

Minimum Annual Take Obligations (in thousands of therms):

                                                                      2002 &
                                                                      There-
                     1997      1998      1999      2000      2001     after     Total
                   -------   -------   -------   -------   -------   -------  ---------
Firm gas
 supply            373,192   354,942   249,092   230,844   230,844   604,020  2,042,934
                   =======   =======   =======   =======   =======   =======  =========

Washington Natural believes that all demand charges will be recoverable in rates charged to its customers. Further, pursuant to implementation of FERC Order No. 636, Washington Natural has the right to resell or release to others any of its unutilized gas supply or transportation and storage capacity.

Washington Natural does not anticipate any difficulty in achieving the minimum annual take obligations shown, as such volumes represent less than 53% of expected annual sales for 1997 and less than 48% of expected sales in subsequent years.

Washington Natural's current firm gas supply contracts obligate the suppliers to provide, in the aggregate, annual volumes up to those shown below:

Maximum Supply Available Under Current Firm Supply Contracts (in thousands of therms):


                                                                    2002 &
                                                                    There-
                 1997      1998       1999       2000      2001     after      Total
               -------   -------    -------    -------   -------  ---------  ---------
   Total       713,575   695,325    567,575    503,700   503,700  1,255,600  4,239,475
               =======   =======    =======    =======   =======  =========  =========



(14)  DISCONTINUED OPERATIONS

In September 1996, the Company decided to seek a buyer for its undeveloped coal properties and to cease development efforts on the associated railroad. Accordingly, the 1996 consolidated financial statements of the Company reflect these activities as discontinued operations. Results of operations and statements of cash flows for 1995 and prior periods have been restated to report these activities as discontinued operations. The 1996 loss from discontinued operations does not include any asset write downs, but does include estimated losses of $446,000, net of $240,000 of income taxes, until disposal is completed. In 1995, the Company wrote down the carrying value of its coal properties by $34,700,000 ($22,555,000 after tax) with the adoption of SFAS No. 121. In management's opinion, the current $4,034,000 carrying value of the coal properties approximates market value. However, due to the speculative nature of investments in undeveloped coal reserves, the proceeds from the sale of the reserves may be more or less than the carrying value.
The proceeds of the sale are expected to be in the form of cash and future royalty payments. The sale is expected to be completed in the first half of 1997.

Summarized operating results for the coal and railroad activities are as follows:


                                     Years Ended September 30,
                                   -----------------------------
                                     1996       1995       1994
                                   --------   --------   --------
                                          (in thousands)

Net Sales                           $    --    $    --    $    --
                                    -------    -------    -------
Loss from operations before
 income taxes                         2,133     40,919        200
Income tax benefit                     (747)   (14,322)       (70)
                                    -------   --------    -------
  Loss from operations, net
   of income tax                    $ 1,386    $26,597    $   130
                                    =======    =======    =======

In August 1993, the Company decided to sell Unisyn, its biowaste technology business, and reported Unisyn as a discontinued operation in that year. In August 1994, the Company sold the stock of its wholly-owned subsidiaries, Thermal Efficiency, Inc., and Holdings Northwest, Inc., which jointly owned Unisyn. The 1994 results include a loss in excess of the estimated loss recorded in 1993 of $799,000, net of $430,000 of income taxes, realized upon disposition of the two subsidiaries.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                      1996                 1995
                               --------------------  -------------------
                                Carrying    Fair     Carrying     Fair
                                 Amount     Value     Amount     Value
                               ---------  ---------  --------- ---------
Financial liabilities:
  Long-term debt                $345,060   $350,483   $340,200  $353,634
  Preferred stock               $ 90,000   $ 92,256   $ 90,000  $ 87,900

Unrecognized financial
 instruments:
  Interest rate swaps           $     --   $ (1,692)  $     --  $ (2,627)

(16)  PROPOSED MERGER

On October 18, 1995, a definitive agreement was approved by Washington Energy's and Washington Natural's boards of directors to merge Washington Energy and Washington Natural into Puget Sound Power & Light Company, ("Puget") as the surviving corporation. The merged company will be named Puget Sound Energy ("PSE") and would create a combination utility serving more than 852,000 electric customers and more than 493,000 gas customers in the state of Washington.

On March 20, 1996, shareholders of Washington Energy, Washington Natural, and Puget approved the merger of the companies. The merger was structured to qualify as a pooling-of-interests. As of September 30, 1996, Washington Energy and Washington Natural have incurred costs of $8,000,000, primarily for professional and legal fees, directly attributable to the merger. At September 30, 1996, these costs have been deferred and are included in deferred charges and other. Washington Natural has requested, as part of the merger application with the WUTC, that these costs be amortized in rates over a five-year period for regulatory purposes and plans to expense these costs for financial reporting purposes upon consummation of the merger.

Included as Exhibit 99 are unaudited pro forma condensed financial statements which combine the historical consolidated balance sheets and statements of income of Washington Energy and Puget after giving effect to the merger. The unaudited pro forma condensed consolidated balance sheets give effect to the merger as if it had occurred at each balance sheet date. The unaudited pro forma condensed consolidated statements of income for the nine months and twelve months ended September 30, 1996 give effect to the merger as if it had occurred on October 1, 1995. These statements are prepared on the basis of accounting for the merger as a pooling-of-interests and are based on the assumptions set forth in the paragraph below. The unaudited pro forma condensed financial information has been prepared from, and should be read in conjunction with, Washington Energy's historical consolidated audited financial statements and related notes and Puget's historical audited financial statements and related notes, which are incorporated herein by reference. The information contained herein with respect to Puget and its subsidiaries has been supplied by Puget. The information is not necessarily indicative of the financial position or operating results that would have occurred had the merger been consummated on the date, or at the beginning of the periods, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

The merger is estimated to result in cost savings of approximately $370 million, net of costs to achieve the savings including merger transaction and transition costs, over a ten-year period following the consummation of the merger. The cost savings estimated to be achieved by the merger are not reflected in the pro forma financial statements because the terms and conditions under which the WUTC may approve the merger are unknown. Pro forma per share data and common shares outstanding for PSE give effect to the conversion of each share of Washington Energy common stock into .86 shares of PSE common stock and each share of Washington Natural preferred stock into one share of preferred stock of PSE with like rights and preferences.

The merger is subject to approval by the WUTC. On December 11, 1996, Washington Natural, Puget, the staff of the WUTC and the Public Counsel Section of the Washington State Office of the Attorney General filed a stipulated settlement agreement related to the merger for approval by the WUTC. The WUTC held hearings on the settlement on December 18, 1996. Final briefs are due to be filed with the WUTC on January 3, 1997, and an order from the WUTC is expected by mid-January. If the terms and conditions of the WUTC order are acceptable to the boards of directors of the respective companies, the merger could be completed by February 1, 1997.

(17)  SUPPLEMENTARY INCOME INFORMATION (Unaudited)


CONSOLIDATED SELECTED QUARTERLY FINANCIAL DATA
Years Ending September 30, (Unaudited)

Results vary significantly by quarter because operating revenues and earnings are greatly affected by variations in weather conditions. The three months ending September 30 have usually been a loss period. Certain amounts in the 1995 and 1994 quarterly statements have been reclassified to conform with the 1996 presentation.


                                             Operating                 Earnings
                                 Operating     Income    Net Income   (Loss) Per
                                  Revenues     (Loss)      (Loss)       Share++
                                 ----------  ----------  ----------   ----------
                                   (in thousands, except per share amounts)
1996 Quarter:
  First                            $127,495    $ 22,300    $ 10,135       $  .42
  Second                            155,289      29,492      18,023          .75
  Third                              84,511      12,326          84           --
  Fourth                             58,416       7,868      (5,114)        (.21)
                                   --------    --------    --------       ------
    For the year                   $425,711    $ 71,986    $ 23,128       $  .96
                                   ========    ========    ========       ======
1995 Quarter:
  First                            $156,245    $ 24,323    $ 13,255       $  .56
  Second                            157,519      22,953      11,228          .47
  Third                              78,866       6,770      (5,624)        (.26)
  Fourth                             50,981      (2,205)    (59,921)       (2.49)
                                   --------    --------    --------       ------
    For the year                   $443,611    $ 51,841    $(41,062)      $(1.72)
                                   ========    ========    ========       ======
1994 Quarter:
  First                            $146,743    $ 18,152     $ 8,310       $  .33
  Second                            151,461      16,236       7,446          .32
  Third                              79,034      (5,667)    (48,916)       (2.09)
  Fourth                             54,787        (489)    (12,486)        (.53)
                                   --------    --------    --------       ------
    For the year                   $432,025    $ 28,232    $(45,646)      $(1.97)
                                   ========    ========    ========       ======


++ Quarterly earnings per share are based upon the average number of common shares outstanding during each quarter. Because the average number of shares outstanding increased in each quarter, the sum of quarterly earnings per share may not equal earnings per share for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None



                                   PART III

Item 10.  Directors and Executive Officers of the Registrants

(a)  Directors:  (As to Washington Energy and Washington Natural)


                                                                    Year First
                 Name, Present Occupation and                       Elected as
                Experience for Past Five Years                 Age   Director
-----------------------------------------------------------    ---  ----------
Virginia Anderson (2) (3)                                       49     1991
     Director of Seattle Center, a large civic center owned
     by the City of Seattle since 1988.
Robert F. Bailey (2) (4) (5)                                    64     1988
     President of Trans Republic Energy, L.P., Midland,
     Texas, an oil and gas investment company, since January
     1992 and Mabelle, Inc., Midland, Texas, an oil and gas
     production company.  Previously he was President of
     Alta Energy Corporation, Midland, Texas, an oil and gas
     drilling and production company operating primarily in
     the southwestern United States.
Donald J. Covey (1) (2)                                         68     1982
     Chairman of the Board of Directors of UNICO Properties,
     Inc., Seattle, Washington, from 1992 until his
     retirement on December 31, 1994; Chairman and Chief
     Executive Officer, 1990 to 1992.  UNICO Properties,
     Inc., manages several major office buildings in
     downtown Seattle.
John W. Creighton, Jr. (4) (5)                                  64     1989
     President of Weyerhaeuser Company, Tacoma, Washington,
     a forest products company, since 1988.
Robert L. Dryden (3) (4)                                        63     1991
     Executive Vice President, Airplane Production, Boeing
     Commercial Airplane Group, Seattle, Washington, since
     1990.
Tomio Moriguchi (1) (2)                                         60     1988
     Chairman and Chief Executive Officer of Uwajimaya,
     Inc., Seattle, Washington, a food and merchandise
     distributor, retailer, and exporter, since December
     1994.  Previously he served as President beginning in
     1965.  President, Town and Country Travel, Inc.,
     Seattle, Washington, and President, North American Post
     Publishing Company, Seattle, Washington.


Sally G. Narodick (3) (4)                                       51     1989
     Director and former Chairman and Chief Executive
     Officer of Edmark Corporation, Redmond, Washington, a
     developer and publisher of print and software
     educational materials, from October 1989 to September
     1996.
William P. Vititoe (1) (3) (5)                                  58     1994
     Chairman, Chief Executive Officer and President of
     Washington Energy and Washington Natural since 1994.
     From November 1990 to November 1993 he served as
     President and Chief Executive Officer of American
     Natural Resources Pipeline Co., a natural gas pipeline
     company.

     (1)  Member of Executive Committee (Chairman is William P. Vititoe)
     (2)  Member of Audit Committee (Chairman is Donald J. Covey)
     (3)  Member of Administrative Committee (Chairman is Sally G. Narodick)
     (4)  Member of Compensation and Benefits Committee (Chairman is
            John W. Creighton, Jr.)
     (5)  Member of Nominating Committee (Chairman is Robert F. Bailey)

Washington Energy directors serve in three classes for staggered terms whereby only directors in a particular class are elected at each annual meeting of stockholders. The terms of Anderson, Moriguchi and Narodick expire in 1997; those of Covey and Dryden expire in 1998 and those of Bailey, Creighton and Vititoe expire in 1999. Each director has served continuously since the date of his or her first election as a director of Washington Energy. The next annual meeting of shareholders will be scheduled on a date to be announced in April 1997 if the merger with Puget has not occurred. In case of a vacancy on the Board of Directors, the remaining directors, by majority vote, may elect a successor to serve until the next annual meeting of shareholders. Washington Natural directors are elected annually. There are no family relationships between any of the directors, or any director and any executive officer of the Company.

Certain of the directors are also directors of other companies that make peri odic filings with the SEC as follows: Virginia Anderson - Columbia Bank and U.S. Bank of Washington, a subsidiary of U.S. Bancorp; Robert F. Bailey - Texas Commerce Bank-Midland and Cabot Oil & Gas Corporation; John W. Creighton, Jr. - Weyerhaeuser Company, Portland General Corporation, Quality Food Centers, Inc. and Unocal Corporation; Robert L. Dryden - U.S. Bancorp; Tomio Moriguchi - Bank of America NW, N.A., doing business as Seafirst Bank, a subsidiary of the Bank of America N.T. & S.A.; Sally G. Narodick - Edmark Corporation, Pacific Northwest Bank and Penwest; and William P. Vititoe - Cabot Oil & Gas Corporation, Comerica Bank and Amerisure Michigan Mutual Insurance Company.

The full Board met eight times during the year ended September 30, 1996. Each director attended more than 75% of the aggregate number of meetings of the Board and committees on which he or she served.

Board Committees

The Board has a standing Administrative Committee, Audit Committee, Compensation and Benefits Committee, Executive Committee and Nominating Committee. The Audit Committee and the Compensation and Benefits Committee consist exclusively of non-employee directors.

The Administrative Committee is currently composed of Ms. Narodick, Chairman, Ms. Anderson, Mr. Dryden, Mr. Vititoe and Washington Energy's Chief Financial Officer, Mr. Torgerson, who serves as a non-director committee member. The committee is responsible for the administration of the defined contribution and the defined benefit retirement plans of the Company. The committee met one time during 1996.

The Audit Committee is currently composed of Mr. Covey, Chairman, Ms. Anderson, Mr. Bailey, and Mr. Moriguchi. The committee is responsible for oversight of Washington Energy's and its subsidiaries' corporate accounting practices, financial reporting process and internal accounting and other financial control systems. The committee is also responsible for the review of management's recommendation of independent public accountants. The committee met three times during 1996.

The Compensation and Benefits Committee currently consists of Mr. Creighton, Jr., Chairman, Mr. Bailey, Mr. Dryden, and Ms. Narodick. The committee is responsible for determining appropriate compensation and other benefit measures for officers of the Company. The committee met two times during 1996.

The Executive Committee currently consists of Mr. Vititoe, Chairman, Mr. Covey and Mr. Moriguchi. It is authorized to act in lieu of the full Board of Directors on various matters between board meetings. The committee did not meet during 1996.

The Nominating Committee currently consists of Mr. Bailey, Chairman, Mr. Creighton, Jr., and Mr. Vititoe. The committee is responsible for the identification and evaluation of candidates for election to the Board of Directors. The committee did not meet during 1996.

Any shareholder recommendations for nominations to the Board of Directors for consideration by the Nominating Committee for the 1998 Annual Meeting, if the merger with Puget has not occurred, should be sent to Mr. Bailey, Chairman, Nominating Committee, Washington Energy Company, P.O. Box 1869, Seattle, WA 98111, so as to be received no later than September 15, 1997.

(b) Executive Officers: (As to Washington Energy and Washington Natural) See data following Item 4 of Part I.

Section 16(a) of the Exchange Act requires the directors and executive officers of Washington Energy to file reports of ownership and reports of changes in ownership of Washington Energy common stock with the SEC and the NYSE. Directors and executive officers are also required by SEC regulations to furnish Washington Energy with copies of all such reports that they file. Based solely on its review of the copies of such forms received by it, Washington Energy believes that all filing requirements applicable to its directors and executive officers were complied with during the year ended September 30, 1996.

Item 11.  Executive Compensation

The following table shows the total annual and long-term compensation paid by the Company and its subsidiaries to the persons who, for the year ended September 30, 1996, were the Chief Executive Officer and the other five most highly compensated executive officers of the Company or its subsidiaries ("Named Executives").


                                SUMMARY COMPENSATION TABLE

                                Annual Compensation          Long-Term Compensation
                            ---------------------------  -------------------------------
                                                  Other    Securities               All
        Name                                      Annual   Underlying   Other      Other
        and                                      Compen-    Options/  Incentive   Compen-
     Principal                 Salary  Bonus      sation      SARs     Payouts    sation
      Position        Year   ($)(1)(6) ($)(2)   ($)(3)(6)    (#)(4)      ($)      ($)(5)
-------------------   ----   --------- ------    -------   ---------- ----------  --------

William P. Vititoe    1996     338,016 169,000     3,132      12,500         -     4,750
 Chairman, Chief      1995     332,596  45,100    36,006      25,800         -     6,682
 Executive Officer    1994     230,423 100,000    78,664      40,000         -     2,437
 and President

Timothy J. Hogan      1996     132,340  61,000    14,760       2,600         -     3,970
 Executive Vice       1995     114,000  25,700    13,647       7,850         -     3,420
 President, Chief     1994      99,024  22,500         -       1,800         -     2,970
 Operating Officer

James P. Torgerson    1996     162,500  61,875    14,760       2,600         -     4,875
 Executive Vice       1995     150,000  15,000    13,647      11,700         -     4,500
 President, Chief     1994     137,346  23,200         -       2,600         -     4,119
 Administrative and
 Financial Officer

Robert J. Tomlinson   1996     150,838  45,600    14,760       2,600         -     2,470
 Sr. Vice President,  1995     145,008  21,800    13,647       7,850         -     4,350
 General Counsel and  1994     136,098   8,000         -       2,600         -     3,960
 Corporate Secretary

Allyn P. Hebner       1996     103,338  26,000    14,760       1,800         -     3,100
 Vice President -     1995     100,008  11,700    13,647       5,050         -     3,000
 Finance, Treasurer,  1994      85,420  13,000     3,402           -         -     2,561
 and Chief Accounting
 Officer

Donald H. Gessel      1996     133,714       -    29,740       2,600         -     4,011
 Former President,    1995     147,000  12,000    13,647       7,850         -     4,054
 Washington Energy    1994     136,596   6,313         -       2,600         -     4,098
 Services Company


(1) Mr. Vititoe's 1994 salary reflects service from January 15, 1994. His annual base salary was $325,000 in 1994.
(2) Incentive compensation is based on performance in the year shown but determined and paid the following year. For example, bonuses for 1996 are based on performance in 1996 and are measured and paid in the fourth quarter of calendar 1996.
(3) Mr. Vititoe's "Other Annual Compensation" includes moving expenses and temporary housing expenses of $32,982 and $75,640 for 1995 and 1994, respectively. The balance of amounts shown in this column are car allowances paid.




(4)   All options granted to executive officers were in tandem with SARs.
(5)   The amounts in this column are the Company contributions to individual
      401(k) accounts.
(6)   Mr. Gessel was employed as President of Washington Energy Services
      Company from October 1993 to July 1996.  Included in his Other Annual
      Compensation is separation pay.

1996 Stock Options/SARs

The following table sets forth the number of stock options/SARs which were granted to each of the Named Executives during 1996. In addition, the table provides the present value of the stock options/SARs as of the grant date.


                       Securities
                       Underlying     % of                              Grant
                        Options/     Total     Exercise                 Date
                          SARS      Options     or Base                Present
                        Granted    Granted to    Price    Expiration    Value
        Name             (#)(1)    Employees    ($/Sh)       Date      ($)(2)
 -------------------   ---------- ----------- ----------   ---------  ---------
William P. Vititoe         12,500         14%     18.563   12/11/05      37,250
Timothy J. Hogan            2,600          3%     18.563   12/11/05       7,748
James P. Torgerson          2,600          3%     18.563   12/11/05       7,748
Robert J. Tomlinson         2,600          3%     18.563   12/11/05       7,748
Allyn P. Hebner             1,800          2%     18.563   12/11/05       5,364
Donald H. Gessel            2,600          3%     18.563   12/11/05       7,748


 (1) The exercise price of the options is the fair market value of the Company's stock on the date of the grant. Each option was granted in tandem with a SAR covering the same number of shares. Any optionees exercising their stock options lose the corresponding SARs as to those shares and vice versa. The options were vested upon grant.

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


Aggregated Option/SAR Exercises in 1996 and Year-End Option/SAR Values

The following table sets forth information concerning each stock option/SAR which was exercised during 1996 by each of the Named Executives and the year-end value of the unexercised stock options/SARs, provided on an aggregated basis.



                                                                   Value of Unexercised
                                                                   Options/SARs at Year
                        Options/                                           End
                          SARs                                      ------------------
                       Exercised     Value    Exercis-     Unexer-   Exercis-  Unexer-
                         (# of     Realized     able       cisable     able    cisable
        Name            shares)     ($)(1)       (#)         (#)      ($)(2)    ($)(2)
 ------------------     --------    -------   --------     -------  ---------  --------

William P. Vititoe         --         --       55,000        23,300   73,913    69,825
Timothy J. Hogan           --         --       13,600         5,250   14,264    27,563
James P. Torgerson         --         --       18,200         9,100   14,464    47,775
Robert J. Tomlinson        --         --       18,200         5,250   14,464    27,563
Allyn P. Hebner            --         --        7,900         3,150   10,538    16,538
Donald H. Gessel (3)     7,800      15,418       --             --      --        --


 (1) Any amounts presented in this column represent the difference between the price of the Company's common stock on the date of exercise and the option/SAR exercise price multiplied by the number of shares.
 (2) The value of the unexercised options/SARs is calculated as the excess of the WECO common stock price of $18.625 over the exercise price multiplied by the number of options for each grant under which options/SARs are outstanding.
 (3) Mr. Gessel resigned in July 1996. Unexercisable options/SARS lapsed at that time.

Long-Term Incentive Programs

The Company has provided long-term performance incentives to the Named Executives since 1981, when a performance share plan was established to provide for annual awards of performance units. The payment of annual awards are contingent upon attainment of future performance objectives of the Company over the succeeding four-year period. The determination was made in 1994 that the minimum performance objectives of the Second Washington Energy Company Performance Share Plan ("Plan") could not be met for the years 1994 through 1997 due to the losses sustained in 1994, thereby eliminating the incentive to perform provided by the Plan. No performance units were awarded under the Plan in 1995 and 1996.

In December 1994, the Board of Directors approved the Interim Performance Share Plan ("Interim Plan") to provide a long-term performance incentive for the four years 1995 through 1998 for all officers of the Company and its subsidiaries. The Interim Plan provides for cash payments at the end of the performance period based on the percentage of total units awarded which are earned in each of the four years and the price of the Company's common stock at the end of the four-year performance period. Units are earned in each year based on a comparison of total shareholder return (appreciation in stock price plus dividends paid) for Company shareholders with that of a peer group of gas LDCs. The maximum payment a plan participant can receive is equal to the total number of units awarded multiplied by the Company's stock price at the end of the four-year performance period. The Compensation and Benefits Committee may elect, at its discretion, to vest any unearned units at the end of the four-year period based on the total shareholder return for the entire period. Participants in the Interim Plan must be employed at September 30, 1998, to be eligible for any payment under the plan, except in the case of retirement, death or disability. The Interim Plan is not affected by a change in control of the Company; however, the Company intends that upon a change in control, any earned awards under the Plan are payable at the Company's then-current stock price. No performance units were awarded under the Interim Plan in 1996.

Supplemental Executive Retirement Contracts

The Company has entered into individual contracts which provide officers, including the Named Executives, with retirement, death and disability benefits supplementing the benefits from the Company's defined benefit plan reduced by social security and benefits payable under plans of prior employers.

The supplemental contracts provide that each participant will receive retirement plan payments, primary social security benefits and supplemental plan payments equal, in the aggregate, to 70% of the participant's average salary during the highest three years in the eight years preceding the participant's retirement. It provides payments of annual benefits for life upon retirement from the Company on or after age 62, or at the election of the officer, with the Company's consent, with reduced benefits on or after age 59.

Based on a computation using data available at September 30, 1996 and assumed annual salary increases of 4.5%, the average annual pension benefit (payable in the form of a joint and 50% survivor annuity with ten-year term certain) payable by the Company upon retirement at age 62, to the named executives would be: Mr. Vititoe $228,015; Mr. Hogan, $84,079; Mr. Torgerson, $107,917; Mr. Tomlinson, $102,866; Mr. Hebner, $70,783; and Mr. Gessel $85,543. Mr. Gessel resigned from the Company in July 1996, and his computation does not reflect future wage increases.

Conditional Employment Agreements in the Event of a Change in Control

The Company has conditional employment agreements with four of its key executive officers: Messrs. William P. Vititoe, Timothy J. Hogan, James P. Torgerson, and Robert J. Tomlinson. The employment agreements offer additional security to these key management personnel to better enable them to function effectively without distraction in the event that uncertainties as to the future control of the Company should arise. These agreements provide certain benefits should employment be terminated other than for cause, or by death, disability or normal retirement within three years subsequent to a change in control of the Company. Change in control of the Company includes the acquisition by any person of: 1) power to exercise a controlling influence over management or policies; 2) ownership or power to vote 25% or more of the outstanding voting securities of the Company; or 3) change in the majority of the Board of Directors during the six-year period subsequent to the acquisition by any person of ownership or power to vote 10% or more of the outstanding voting securities of the Company without the approval of the majority of the Board of Directors in office prior to such acquisition. The benefits to be provided by the Company include: 1) a cash payment equal to three times the most recent year's annual compensation, or a cash payment equal to annual compensation until normal retirement date if less than three years; 2) lump sum payment for amounts calculated under dissolution of the Performance Share Plan; 3) maintenance of participation in all current employee benefit plans or provision for substantially similar benefits for a three-year period or until normal retirement date if sooner; 4) a cash payment at retirement date equal to the additional retirement compensation to which the executive would have been entitled had the executive continued in the employ of the Company for an additional three years or until normal retirement date if sooner; 5) a cash payment equal to the difference between the exercise prices of all stock options and the higher of: a) the average of the high and low sales prices on the date of termination, or b) the highest price actually paid in connection with the change in control of the Company; and 6) a cash payment equal to the excise taxes imposed by the Internal Revenue Code Section 4999, if any, on all payments enumerated in this sentence, plus the tax expense to the executive resulting from this additional payment. If the executive voluntarily terminates employment without good reason, as defined in the agreement, no additional or special benefits accrue to the executive. Since the conditions specified in the contracts have not occurred, no amounts were charged to expense by the Company under these agreements in 1996. The merger with Puget would constitute a change in control as defined in these agreements.

Compensation of Directors

Each director who is not an officer of the Company and its subsidiaries is paid a retainer of $10,000 per year, an additional $2,000 per year for serving on the executive committee or as chairman of another committee of the Board and a fee of $800 for attending a regular, special or annual meeting of the Board or a committee meeting not held on the same day as a Board meeting. No such director is eligible to participate in any of the compensation plans described above. The Company also has a directors' stock bonus plan which was approved by the shareholders in February 1991. Under this plan, an outside director is awarded 200 shares of Company common stock in January of each year for service on the Board of Directors for the prior year. During 1996, 1,400 shares of common stock were awarded under the plan. The Company pays no additional remuneration to employees of the Company who are directors.

Independent Accountants and Auditors

The firm of Arthur Andersen LLP has audited the accounts of Washington Energy Company and Subsidiaries for a number of years. Due to the timing of the expected merger with Puget an auditor has not been selected for the year ending September 30, 1997. Should the merger with Puget not occur, representatives of Arthur Andersen LLP would be expected to be present at an Annual Meeting, to be called at a later date, with the opportunity to make a statement if they desire to do so, and would be available to respond to appropriate questions submitted in writing to the Secretary of the Company in advance of the meeting.

Date for Receipt of 1998 Shareholder Proposals

In the event that the merger with Puget does not occur, shareholder proposals intended to be presented at the 1998 Annual Meeting must be received by the Company no later than September 15, 1997 to be considered for inclusion in the proxy statement and proxy for the 1998 meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management of
            Washington Energy Company

                 SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS
                       (stated as of December 16, 1996)


                                 Amount of          Percent
                                 Beneficial         of Class
   Name of Beneficial Owner      Ownership            (2)
 ---------------------------     ----------        ---------
Directors:
   Virginia Anderson                  1,529            --
   Robert F. Bailey                   5,062            --
   Donald J. Covey                    6,812            --
   John W. Creighton, Jr.             2,790            --
   Robert L. Dryden                   5,048            --
   Tomio Moriguchi                    2,500            --
   Sally G. Narodick                  1,790            --

Named Executive Officers (*also serve as Directors):
   William P. Vititoe*               94,933  (1)       --
   Timothy J. Hogan                  27,190  (1)       --
   James P. Torgerson                34,107  (1)       --
   Robert J. Tomlinson               37,354  (1)       --
   Allyn P. Hebner                   13,086  (1)       --
   Donald H. Gessel                  11,298  (1)       --

All directors and
 executive officers as
 a group (14 persons)               265,084  (1)     1.1%


 (1) Includes unexercised options to acquire shares of common stock as follows: Mr. Vititoe, 90,800 shares;
     Mr. Hogan, 21,450 shares; Mr. Torgerson, 29,900 shares; Mr. Tomlinson, 26,050 shares; Mr. Hebner,
     12,850 shares; and Mr. Gessel, -0- shares; all directors and executive officers as a group, 198,600 shares. This includes options granted to officers in November 1996. Mr. Gessel resigned from the Company in July 1996 and his unexercised options lapsed at that time.
 (2) With respect to each person who has options to acquire common stock, such options are assumed to be outstanding for the purpose of computing percentage ownership of that person, but are assumed not to be outstanding for purposes of computing percentage ownership for any other person.

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

Item 13.  Certain Relationships and Related Transactions:  None.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  1. Financial Statements:

        The financial statements filed as part of this report are listed in the index in Item 8.

     2. Financial Statement Schedules:

        Schedule I -- Condensed Financial Information of Registrant for the years ended September 30, 1996, 1995 and 1994.

           Washington Energy Company

        Schedule II -- Valuation and Qualifying accounts for the years ended September 30, 1996, 1995 and 1994.

           Washington Energy Company and Subsidiaries

           Washington Natural Gas Company and Subsidiaries

     The information required to be submitted in Schedule III has been included in the financial statements or supporting schedules. Schedules IV and V have been omitted as they are not applicable or not required.

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed by Washington Energy and Washington Natural dated July 25, 1996 regarding third-quarter results.

(c)  Exhibits:  See Exhibit Index at page 105.

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



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File Nos. 33-1348, 2-91092, 33-24221, 2-63093, 33-
18684, 33-49599, 33-55381 and 33-61859.


                                      ARTHUR ANDERSEN LLP


Seattle, Washington
December 20, 1996


                                   Schedule I
                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS


                                                                 September 30,
                                                            ---------------------
                                                                1996         1995
                                                            --------     --------
                                                               (in thousands)
                        ASSETS

INVESTMENTS IN CONSOLIDATED SUBSIDIARIES:

  Washington Natural Gas Company                            $268,774     $251,528
  Thermal Energy, Inc.                                       (17,686)     (15,625)
  ThermRail, Inc.                                                 36       (3,100)
  WECO Finance Company                                         2,885        2,793
  Washington Energy Gas Marketing                            (17,370)     (16,544)
  Washington Energy Services Company                              88          (84)
                                                            --------     --------
    Total investments in subsidiaries                        236,727      218,968
                                                            --------     --------
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                      69,352       70,313
                                                            --------     --------
NOTES AND ACCOUNTS RECEIVABLE FROM SUBSIDIARIES               60,572       61,947
                                                            --------     --------
CURRENT ASSETS:
  Other receivables                                            1,246        1,769
  Federal income taxes receivable                              8,252        3,957
                                                            --------     --------
    Total current assets                                       9,498        5,726
                                                            --------     --------
DEFERRED CHARGES:
 Deferred federal income taxes                                 2,324        2,595
 Other                                                           120          371
                                                            --------     --------
    Total deferred charges                                     2,444        2,966
                                                            --------     --------
      Total assets                                          $378,593     $359,920
                                                            ========     ========
            CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' interest                             $199,351     $196,686
                                                            --------     --------
CURRENT LIABILITIES:
  Notes payable and commercial paper                         177,709      161,994
  Accounts payable and accrued interest                        1,492        1,240
                                                            --------     --------
    Total current liabilities                                179,201      163,234
                                                            --------     --------
DEFERRED CREDITS                                                  41           --
                                                            --------     --------
      Total capitalization and liabilities                  $378,593     $359,920
                                                            ========     ========




                             Schedule I (Continued)
                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME



                                                       Year Ended September 30,
                                                  --------------------------------
                                                      1996        1995        1994
                                                  --------    --------    --------
                                                          (in thousands,
                                                    except per share amounts)
EQUITY IN EARNINGS (LOSSES) OF SUBSIDIARIES:

  Washington Natural Gas Company,
   including cash dividends received
   by Washington Energy Company of
   $16,578, $-0- and $16,937, respectively        $ 37,224    $ 17,854    $ (8,243)
  Other subsidiaries                                 2,345      (4,781)    (13,540)
                                                  --------    --------    --------
    Total equity in earnings (losses)
     of subsidiaries                                39,569      13,073     (21,783)

OTHER INCOME AND (DEDUCTIONS), NET                 (14,609)    (27,538)    (22,934)
                                                  --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS            24,960     (14,465)    (44,717)

EQUITY IN LOSS FROM DISCONTINUED
 OPERATIONS OF SUBSIDIARIES, NET OF TAX             (1,832)    (26,597)       (929)
                                                  --------    --------     -------
NET INCOME (LOSS)                                 $ 23,128    $(41,062)   $(45,646)
DIVIDENDS ON PREFERRED STOCK                            --          --           9
EXCESS PREMIUM, PREFERRED REDEMPTION                    --          --         673
                                                  --------    --------    --------
EARNINGS (LOSS) ON COMMON STOCK                   $ 23,128    $(41,062)   $(46,328)
                                                  ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE                  $    .96    $  (1.72)   $  (1.97)
                                                  ========    ========    ========
AVERAGE COMMON SHARES OUTSTANDING                   24,159      23,893      23,486
                                                  ========    ========    ========
DIVIDENDS PER COMMON SHARE                        $   1.00    $   1.00    $   1.00
                                                  ========    ========    ========




                            Schedule I (Continued)
                           WASHINGTON ENERGY COMPANY
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF CASH FLOWS



                                                      Year Ended September 30,
                                               ---------------------------------
                                                   1996        1995         1994
                                               --------    --------     --------
                                                        (in thousands)
Cash flow provided by (used in)
 operating activities:

  Net income (loss) from continuing
   operations                                  $ 24,960    $(14,465)    $(44,717)
                                               --------    --------     --------
  Adjustments to reconcile net income
   (loss) from continuing operations
   to net cash used in operating
   activities:
    Pre-tax loss on merger of
     subsidiary                                                            6,304
    Equity in undistributed (earnings)
     losses of unconsolidated affiliate             961      27,826         (699)
    Undistributed losses (earnings)
     from continuing operations of
     consolidated subsidiaries                  (32,549)     (5,947)      19,003
    Federal income tax - deferred                   271     (10,479)     (16,900)
    Deferred tax on merger of
     subsidiary                                      --          --       24,784
    Changes in:
     Contingency reserves                            --      (7,800)       6,262
     Federal income tax - current                (4,295)      1,452       (4,590)
     Other assets and liabilities                 1,067      (2,562)        (611)
    Other                                            --          --       (2,679)
                                               --------    --------     --------
     Total adjustments                          (34,545)      2,490       30,874
                                               --------    --------     --------
       Net cash used in operating
        activities                               (9,585)    (11,975)     (13,843)
                                               --------    --------     --------
Cash flow provided by (used in)
 investing activities:
  Dividends received from affiliates             16,578          --       16,937
  Investment in affiliates                       (3,620)     (4,813)      (6,620)
  Loans from (advances to) affiliates             1,375        (971)       4,823
  Invested in subsidiary prior to
   merger                                            --          --      (20,760)
  Proceeds from merger of subsidiary                 --          --       63,661
                                                -------     -------     --------
        Net cash provided by (used in)
         investing activities                    14,333      (5,784)      58,041
                                                -------     -------     --------





                             SCHEDULE I (Continued)
                            WASHINGTON ENERGY COMPANY
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS



                                                           September 30,
                                               -----------------------------------
                                                    1996         1995         1994
                                               ---------    ---------    ---------
                                                          (in thousands)
Cash flow provided by (used in)
 financing activities:

  Proceeds from issuance of common stock        $  3,686     $  4,824     $  6,342
  Proceeds from issuance (redemption) of
   commercial paper, net                          15,715       36,812      (20,316)
  Redemptions and repurchases of
   preferred stock                                    --           --       (6,747)
  Cash dividend payments:
    Common                                       (24,149)     (23,877)     (23,468)
    Preferred                                         --           --           (9)
                                                --------     --------     --------
      Net cash provided by (used in)
       financing activities                       (4,748)      17,759      (44,198)
                                                --------     --------     --------
Net change in cash                                    --           --           --
  Beginning cash and cash equivalents                 --           --           --
                                                --------     --------     --------
  Ending cash and cash equivalents              $     --     $     --     $     --
                                                ========     ========     ========
Supplemental disclosures of cash
 flow information
  Cash paid during the year for:
   Interest                                     $  6,985     $  7,901     $  7,283
   Income taxes                                 $     --     $  3,335     $     --



Schedule II
WASHINGTON ENERGY COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994



                                               Recoveries     Written     Balance
                     Balance at     Charged        of         Off as       at End
                      Beginning        to       Previous    Uncollect-       of
                      of Period      Income    Write-Offs      ible        Period
                     ----------    ----------  ----------   ----------   ---------
                                          (in thousands)

1996:
  Allowances for
   uncollectible
   accounts             $   979      $ 1,229     $   618      $(1,896)    $  930
                        =======      =======     =======      =======     ======

1995:
  Allowances for
   uncollectible
   accounts             $ 1,295      $ 1,220     $   580      $(2,116)   $   979
                        =======      =======     =======      =======    =======

1994:
  Allowances for
   uncollectible
   accounts             $   277      $ 2,457     $   475      $(1,914)   $ 1,295
                        =======      =======     =======      =======    =======



Schedule II
WASHINGTON NATURAL GAS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 and 1994



                                               Recoveries    Written     Balance
                     Balance at     Charged        of        Off as       at End
                     Beginning         to       Previous   Uncollect-       of
                     of Period      Income    Write-Offs     ible        Period
                     ----------    ----------  ----------  ----------   ----------
                                           (in thousands)
1996:
  Allowances for
   uncollectible
   accounts              $   919     $ 1,181     $   598     $ (1,832)    $   866
                         =======     =======     =======      =======     =======

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

                          WASHINGTON ENERGY COMPANY and
                          WASHINGTON NATURAL GAS COMPANY

December 18, 1996         /s/ William P. Vititoe
                          (William P. Vititoe, Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

       Date                     Signature                         Title
==================   ==============================   ============================

December 18, 1996    /s/ Virginia Anderson
(all signatures)     (Virginia Anderson)              Director

                     /s/ R. F. Bailey
                     (R. F. Bailey)                   Director

                     /s/ Donald Covey
                     (Donald Covey)                   Director

                     /s/ John W. Creighton, Jr.
                     (John W. Creighton, Jr.)         Director

                     /s/ Robert L. Dryden
                     (Robert L. Dryden)               Director

                     /s/ Tomio Moriguchi
                     (Tomio Moriguchi)                Director

                     /s/ Sally G. Narodick
                     (Sally G. Narodick)              Director

                     /s/ William P. Vititoe
                     (William P. Vititoe)             Director, Chairman of the
                                                      Board, President and Chief
                                                      Executive Officer

                     /s/ J. P. Torgerson
                     (J. P. Torgerson)                Executive Vice President,
                                                      Chief Administrative
                                                      Officer; the Chief
                                                      Financial Officer

                     /s/ Allyn P. Hebner
                     (Allyn P. Hebner)                Vice President - Finance
                                                      and Treasurer; the Chief
                                                      Accounting Officer


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

  2-A.3 Stock Option Agreement dated as of October 18, 1995 by and among Washington Energy Company and Puget Sound Power & Light Company (incorporated herein by reference to Exhibit 2.2 to Washington Energy Company/Washington Natural Gas Company Form 8-K dated October 18, 1995, File Nos. 1-11227 and 1-11271, respectively).

  4-A Restated Articles of Incorporation of Washington Energy Company (incorporated herein by reference to Washington Energy Company
            Exhibit 3-A, Form 10-Q for the quarter ended June 30, 1988, File No. 0-8745).

  4-A.1 Articles of Amendment to the Articles of Incorporation of Washington Energy Company, dated March 60 increasing the $5 par value common stock to 50,000,000 shares from 25,000,000 shares (incorporated herein by reference to Washington Energy Company
            Exhibit 3-A.1, Form 10-K for the year ended September 30, 1990, File No. 0-8745).

  4-A.2 Articles of Amendment to the Articles of Incorporation of Washington Energy Company dated June 14, 1991 changing the length of the term of a Director elected to fill a vacancy (incorporated herein by reference to Washington Energy Company Exhibit 3-A.2, Form 10-K for the year ended September 30, 1991, File 0-8745).

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

  4-D.2 Sixth Supplemental Indenture dated as of August 1, 1966 (incorporated herein by reference to Washington Natural Gas Company Exhibit to Form 8-K for month of August 1966, File No. 0-
            951).

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

 10-E Gas Transportation Service Contract dated June 29, 1990 between Washington Natural Gas Company and Northwest Pipeline Corporation (incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

 10-E.1 Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation (incorporated herein by reference to Washington Natural Gas Company exhibit 4-A Form 10-Q for the quarter ended March 31, 1993, File No. 0-951).

 10-E.2 Amendment to Gas Transportation Service Contract dated July 31, 1991 between Washington Natural Gas Company and Northwest Pipeline Corporation.

 10-E.3 Gas Transportation Service Contract dated July 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation

 10-E.4 Amendment to Gas Transportation Service Contract dated August 15, 1994 between Washington Natural Gas Company and Northwest Pipeline Corporation.

 10-F $250,000,000 Credit Agreement dated March 31, 1995 by and among Washington Energy Company, as Borrower, The First National Bank of Chicago, Seattle-First National Bank, The Industrial Bank of Japan, Limited, ABN Amro Bank N.V., Bank of Montreal, First Interstate Bank of Washington, N.A., Nationsbank of Texas, N.A., U.S. Bank of Washington, N.A., and CIBC Inc., as Lenders, and The First National Bank of Chicago, as Agent.

 10-G       Intentionally left blank.

 10-H Washington Natural Gas Company Deferred Compensation Plan effective September 1, 1995.

 10-I Form of Washington Natural Gas Company - Executive Retirement Compensation Agreement reflecting all amendments through August 16, 1995.

 10-J Second Washington Energy Company Performance Share Plan (amended and restated effective October 1, 1991) (incorporated herein by reference to Washington Energy Company Exhibit 10-L.1, Form 10-K for the year ended September 30, 1991, File No. 0-8745).

 10-J.2 Washington Energy Company Interim Performance Share Plan effective December 7, 1994.

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

 10-K.4 Washington Energy Company Stock Option Plan effective December 15, 1993 (incorporated herein by reference to Washington Energy Company Exhibit 99, Registration No. 33-55381).

 10-L       Washington Energy Company Directors Stock Bonus Plan
            (incorporated herein by reference to Washington Energy Company
            Exhibit 10-O Form 10-K for the year ended September 30, 1990, File No. 0-8745).

 10-M.1 Employment Agreement between Washington Energy Company, Washington Natural Gas Company and William P. Vititoe dated January 15, 1994 (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.1, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 10-M.2 Form of Conditional Executive Employment Contract, filed under cover of Form SE dated December 27, 1988, (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-M.2, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

 10-M.3 Amended and restated Washington Energy Company and subsidiaries Annual Incentive Plan for Vice Presidents and above, dated October 1994.

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

 10-S Service Agreement dated July 9, 1991 with Northwest Pipeline Corporation for SGS-2F Storage Service filed under cover of Form SE dated December 23, 1991 (incorporated herein by reference to Washington Natural Gas Company Exhibit 10-S, Form 10-K for the year ended September 30, 1994, File No. 1-11271).

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

*12         Computation of Ratios.

*21         Subsidiaries of the Registrant.

*23         Consent of Arthur Andersen LLP (set forth herein on page 97).

*27.1       Financial Data Schedule - Washington Energy Company.

*27.2       Financial Data Schedule - Washington Natural Gas Company.

*99 Unaudited Proforma Condensed Financial Statements for the proposed merger of Washington Energy Company and Puget Sound Power and Light Company.